Form 10-K
period 2012-12-31
WMI Liquidating Trust
filed 2013-04-01
CIK 1545078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
_______________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 20121

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: To be assigned

WMI LIQUIDATING TRUST
(Exact name of Registrant as specified in its charter)

Delaware	45-6794330
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3000, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 206-432-8887

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2012.  Not applicable.  Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

1 The Registrant had no assets, and engaged in no activity, until March 19, 2012, the effective date of the chapter 11 plan of Washington Mutual, Inc. and WMI Investment Corp. (refer to the Introductory Note and Item 1 of Part 1 of this Form 10-K for more information).  As a result, this initial Form 10-K of the Registrant covers the period commencing March 19, 2012, and ended December 31, 2012.

WMI LIQUIDATING TRUST
FORM 10-K
For the Period Commencing March 19, 2012 and Ended
December 31, 2012

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to WMI Liquidating Trust, the use of “WMI” refers to Washington Mutual, Inc., and the use of “Reorganized WMI” refers to WMI Holdings Corp. (formerly known as Washington Mutual, Inc.).

The Trust is following the modified reporting methodology under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that is described in the REMEC Liquidating Trust no-action letter, issued by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on March 28, 2011 (the “REMEC No-Action Letter”).  In accordance with the approach outlined in the REMEC No-Action Letter and the accompanying request, during the life of the Trust (which as described below is three (3) years, which term may be extended for up to three (3) more years or a maximum of six (6) years, subject to certain limited exceptions, with the approval of the United States Bankruptcy Court for the District of Delaware (the “Court”)), the Trust will not file Quarterly Reports on Form 10-Q with the SEC, but will timely file (i) Annual Reports on Form 10-K containing unaudited financial statements, and (ii) Current Reports on Form 8-K to report material events as they occur.  The Trust has a calendar fiscal year, but was not created until March 6, 2012, when WMI and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”), entered into a liquidating trust agreement, as amended, (the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and CSC Trust Company of Delaware, as the Delaware resident trustee (the “Resident Trustee”).  The Trust did not contain any assets or otherwise engage in any activity until March 19, 2012, the effective date of the Debtors’ chapter 11 plan (the “Effective Date”) as described below in Item 1 of Part 1 of this Form 10-K.  Accordingly, the Trust’s reporting period for fiscal 2012 commenced March 19, 2012 and ended December 31, 2012 (the “Reporting Period”), with fiscal 2013 commencing January 1, 2013 and ending December 31, 2013.

Forward-Looking Statements

This Annual Report on Form 10-K may contain certain estimates, statements of belief and assumptions that may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and/or may be covered by the “Bespeaks Caution” doctrine applied by the courts under the antifraud provisions of the federal securities laws.  Such forward-looking statements represent our current expectations, assumptions, estimates and projections about the Trust and include, but are not limited to, the following:

•	any statements regarding the execution and timing of any future actions by the Trust (including the amount and timing of any proposed distributions to the Trust’s beneficiaries);

•	any statements regarding future expenses associated with the Trust;

•	any statements regarding the disposition of our remaining assets; and

•	any statements regarding the resolution of any outstanding claims and liabilities.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict.  Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report.  Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for the Reporting Period.  The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

•	the Trust’s ability to obtain the approval of the Court with respect to motions in the chapter 11 case of the Debtors prosecuted by the Trust from time to time;

•	the Trust’s ability to resolve disputed claims and liabilities;

•
risks associated with any lawsuits and other claims that might be brought against the Debtors or by or against the Trust in the future during the anticipated initial three (3) year term of the Trust (which term may be extended for up to three (3) more years or a maximum of six (6) years, subject to certain limited exceptions, with the approval of the Court);

•	there is substantial variability in the actual value to be realized from monetizing many of the Trust’s assets, including the resolution of tax litigation and refunds;

•
there is limited liquidity for the beneficial interests in the Trust (referred to herein as “Liquidating Trust Interests” or “LTIs”), which interests are non-certificated and non-transferable other than by will, intestate succession or operation of law; and

•
LTI holders are taxed as if they directly receive their allocable portion of any Trust income, gain, deduction or loss associated with the Trust’s activities regardless of whether a contemporaneous or commensurate cash distribution is made to such LTI holder; accordingly, there is a risk that an LTI holder will be subject to tax notwithstanding that such LTI holder did not receive cash from the Trust.

In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements.  These forward-looking statements represent beliefs and assumptions only as of the date of this report.  We do not intend to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Exchange Act.

Prior to the date hereof, the Trust filed documents with the SEC under the same Commission File Number (001-14667) as Reorganized WMI.  However, from and after April 1, 2013, the Trust will file documents with the SEC under a new yet to-be-assigned Commission File Number.  Reorganized WMI has been filing reports with the SEC since March 19, 2012, the effective date of the Debtors’ chapter 11 plan.  The Trust has no control over, and is not responsible for the filings of, or the content of filings of, Reorganized WMI with the SEC.

PART I

Item 1. Business.

Our principal executive office is located at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101, and our telephone number is (206) 432-8887.  Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other SEC filings are electronically filed with, or furnished to, the SEC.  All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials filed by the Trust with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090.  The Trust also provides access to its most recently filed reports through the Trust’s website at www.wmitrust.com after filing such material with the SEC.

Overview of Chapter 11 Bankruptcy of the Debtors and Liquidating Trust Agreement

On September 26, 2008 (the “Petition Date”), the Debtors filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the Court (Case No.08-12229 (MFW)) after the Director of the Office of Thrift Supervision appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for Washington Mutual Bank (“WMB”), a subsidiary of WMI, and advised WMI that the receiver was immediately taking possession of WMB’s assets.  Immediately after its appointment as receiver, the FDIC sold substantially all the assets of WMB, including the stock of WMB fsb, to JPMorgan Chase Bank, National Association (“JPMC”) pursuant to that certain Purchase and Assumption Agreement, Whole Bank, dated as of September 25, 2008 (the “Purchase and Assumption Agreement”).

On December 12, 2011, the Debtors filed with the Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”).  The Filed Plan was subsequently modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012 (the Filed Plan, along with all modifications, the “Plan”).  The Plan provides for, among other things, the formation of the Trust.

On February 24, 2012, the Court entered an order confirming the Plan (the “Confirmation Order”).  The Plan, the Disclosure Statement and the Confirmation Order have previously been filed with the SEC and are incorporated herein by reference.

On March 6, 2012, (a) the Trust was formed when, pursuant to the Plan, the Debtors entered into the Trust Agreement with the Liquidating Trustee and the Resident Trustee, and (b) the initial members of the Trust’s trust advisory board (the “Trust Advisory Board” or “TAB”) were appointed.  The TAB is responsible for approving certain decisions of the Liquidating Trustee subject to and as further described in the Trust Agreement.  The Trust Agreement has previously been filed with the SEC and is incorporated herein by reference.

On the Effective Date, the Plan became effective and a notice of the Effective Date of the Plan was filed with the Court.  Reorganized WMI, as a successor of WMI, filed a Form 8-K with the SEC on March 23, 2012 disclosing, among other things, (a) the occurrence of the Effective Date and the emergence of Reorganized WMI from the Debtors’ chapter 11 case, (b) the transfer of certain of the Debtors’ assets to the Trust, as further described below (which assets are referred to herein as the “Liquidating Trust Assets”), (c) the cancellation of WMI’s existing equity interests, (d) the amendment of Reorganized WMI’s articles of incorporation and bylaws, and (e) the issuance by Reorganized WMI of 200,000,000 shares of new common stock to (A) holders of certain allowed claims against, or former equity interests in, the Debtors, and (B) a disputed equity escrow that is administered by the Liquidating Trustee as escrow agent (the “Disputed Equity Escrow”).

The Trust is a successor-in-interest to the Debtors and, as such, is responsible for future reporting to the Court with respect to the Debtors’ chapter 11 case.  Such reporting obligations include the filing of quarterly summary reports (“QSRs”) with the Court, which reports are prepared by the Trust for the purpose of complying with the quarterly operating guidelines as described in the Chapter 11 Trustee Handbook, United States Department of Justice, May 2004, in accordance with 28 U.S.C. §1746(2).  The QSRs also are filed by the Trust with the SEC under cover of Form 8-K.  In addition to the foregoing, from and after the Effective Date, the Trust has reported other material events on a timely basis as they occurred pursuant to Form 8-Ks filed with the SEC.

On or shortly after the Effective Date, the Liquidating Trust Assets were transferred to the Trust pursuant to the Plan for the benefit of certain holders of claims against, or equity interests in, the Debtors (the “Trust Beneficiaries”).  Trust Beneficiaries who were projected to receive value on account of their Allowed Claims (as defined in the Plan) against the Debtors have been issued LTIs evidencing their right to receive distributions from the Trust if and to the extent sufficient cash is available with respect thereto.  If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to such Trust Beneficiaries in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement.

The Liquidating Trust Assets consist of all of the assets of the Debtors as of the Effective Date, other than:

•
assets distributed to JPMC pursuant to that certain Second Amended and Restated Settlement Agreement, dated as of February 7, 2011, by and among the Debtors, the FDIC, JPMC, and the other parties thereto (the “Global Settlement Agreement”);

•
WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of Reorganized WMI, and (iii) WMB (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

Unless stated otherwise, any financial information contained in this Form 10-K uses approximate dollar amounts due to rounding.

The sole purpose of the Trust is to hold, manage and administer the Liquidating Trust Assets and distribute the proceeds thereof, if any, to LTI holders.  The Trust will not, at any time, engage in the conduct of any trade or business other than the liquidation and distribution of the Liquidating Trust Assets, and is intended to qualify as a “liquidating trust” for U.S. federal income tax purposes as further discussed below under “Tax Treatment.”

Unless dissolved earlier, the Trust has an initial term of three (3) years through March 19, 2015 (i.e., the third anniversary of the Effective Date), subject to extension for up to an additional three (3) years (subject to certain limited exceptions) with the approval of the Court.

The Liquidating Trust interests are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2012 and Recent Developments

Initial Distribution

The Plan and Global Settlement Agreement became effective on the Effective Date.  On or about the Effective Date, the Debtors distributed $6.5 billion of cash to allowed creditors (“Initial Distribution”).  The assets transferred to the Trust on or about the Effective Date included $725.8 million of cash and cash equivalents for the Disputed Claims Reserve (as defined below), which represents cash that would have been distributed to holders of claims as part of the Initial Distribution had such claims been allowed as of the Effective Date.

Distributions

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement.  These distribution procedures include a reserve mechanism (the “Disputed Claims Reserve” or “DCR”) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date and the issuance of LTIs and Runoff Notes (as defined herein) in respect thereof if and when such claims are allowed.

Subject to certain limited exceptions as set forth in the Trust Agreement, the Liquidating Trustee is required to distribute to LTI holders on account of their LTIs, on each Distribution Date (as defined below), all cash then on hand, except (i) an amount set aside out of the Liquidating Trust Assets to fund the Trust’s activities (the “Funding”), which amount was $60.0 million as of the Effective Date, and out of which $20.0 million as of the Effective Date (the “Litigation Funding”) was allocated to the Litigation Subcommittee, a subcommittee of the TAB, to be used for the prosecution of Recovery Claims (as defined below), (ii) such other amounts as are retained on account of any remaining disputed claims in the Disputed Claims Reserve, and (iii) after taking into account the Funding, such additional amounts (A) as are reasonably necessary to meet contingent liabilities and to maintain the value of the Liquidating Trust Assets pending their liquidation during the term of the Trust, (B) as are necessary to pay reasonably incurred or anticipated expenses (including, but not limited to, any taxes imposed on or payable by the Debtors or the Trust or in respect of the Liquidating Trust Assets), or (C) as are necessary to satisfy other liabilities incurred or anticipated by the Trust in accordance with the Plan, the Global Settlement Agreement, or the Trust Agreement.  Provided the applicable conditions as set forth in the Trust Agreement with respect to the making of a distribution have been satisfied, “Distribution Date” is defined in the Trust Agreement to mean the first day of the second month in each fiscal quarter during the term of the Trust or such other dates that the Liquidating Trustee determines, in consultation with the TAB, are appropriate from time to time provided that there is at least one such date in each fiscal quarter during the term of the Trust.  Subject to the exculpation and release provisions of the Plan, the term “Recovery Claims” is defined collectively in the Trust Agreement to mean (x) claims against present and former officers and directors of the Debtors for actions arising during the period prior to the Petition Date, (y) claims against professionals and representatives retained by the Debtors with respect to conduct that occurred prior to the Petition Date, and (z) claims based on conduct that occurred prior to the Petition Date against third-parties for any non-contractual breach of duty to WMI, including, but not limited to, antitrust claims and business tort claims.

The chart below summarizes the distributions made to LTI holders during the Reporting Period (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
June 8, 2012	$414.9	$43.7	$458.6	Paid to Tranche 2	June 8, 2012
August 1, 2012	69.8	3.9	73.7	Paid to Tranche 2	July 27, 2012
November 1, 2012	85.7	2.2	87.9	Paid to Tranches 2 and 3. Tranche 2 LTIs are paid in full.	November 2, 2012
Total	$570.4	$49.8	$620.2

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable after the Effective Date:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
March 31, 2012	May 1, 2012	$3.2
May 30, 2012	June 8, 2012	0.3
June 30, 2012	August 1, 2012	17.3
June 30, 2012	August 15, 2012	1.9
September 30, 2012	November 1, 2012	9.6
November 1, 2012*	November 1, 2012	0.4
December 31, 2012**	February 1, 2013	2.5
Total		$35.2

*   A redistribution of funds within the same class.  Distribution does not represent a claim that was previously disputed.
** This allowed amount was recognized as a reduction of net assets as of December 31, 2012 and paid on February 1, 2013.

U.S. Federal Income Tax Treatment

The Trust, as a liquidating trust, is intended to qualify as a “grantor trust” for U.S. federal income tax purposes other than as discussed below with respect to the DCR portion of the Trust.  A grantor trust, as a pass-thru entity, is generally not treated as a separate taxpaying entity and, as such, it is not anticipated that the Trust will be subject to U.S. federal income taxation other than as discussed below with respect to the DCR portion of the Trust.

Instead, each LTI holder is treated for U.S. federal income tax purposes as a direct owner of an indivisible portion of the underlying assets of the Trust (other than those held on account of disputed claims in the DCR) reflective of its relative economic interest in the Trust.  Accordingly, each LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to its portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is made to the holder by the Trust.

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2012 tax returns on or about April 1, 2013.  LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Pursuant to the Plan and the Trust Agreement, the Liquidating Trustee (A) treats the DCR as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and (B) to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes.  Accordingly, the DCR is a separate taxable entity for U.S. federal income tax purposes, and all distributions from such reserve are taxable to such reserve as if sold at fair market value.  Any distributions from the DCR will be treated for U.S. federal income tax purposes as if received directly by the recipient from the Debtors on the original claim or equity interest of such recipient.

Further information regarding certain U.S. federal income tax considerations associated with the Liquidating Trust and the implementation of the Plan is set forth in Part IX of the Disclosure Statement.

Segment Information

We do not report segment information because the Trust is a liquidating trust that has no ongoing operating business.

Employees

The Liquidating Trustee, William C. Kosturos, in his capacity as the trustee of the Trust, is responsible for administering the Trust.  The Liquidating Trustee is paid a monthly fee for the provision of his services during the term of the Trust, as further described in this Form 10-K under Item 11.

The Trust Agreement also provides for the establishment of the TAB, which is responsible for approving certain decisions of the Liquidating Trustee and is currently comprised of nine (9) members.  The members of the TAB are paid an annual fee and, other than the ex officio member who was selected by Holdco Advisors, L.P. (“Holdco”), are entitled to receive additional incentive compensation based on the achievement of certain performance thresholds as further detailed in the Trust Agreement. For further information regarding the TAB, please refer to Items 10 and 11 of this Form 10-K.

The Trust Agreement also provides for a subcommittee of the TAB, the Litigation Subcommittee, which oversees the prosecution of Recovery Claims and the defense of proposed settlements, abandonments or dispositions of claims asserted against the Trust (other than De Minimis GUC Claims (as defined in the Plan) or claims previously asserted against the Debtors or the Debtors’ estates within Class 17A (WMB Senior Notes Claims), Class 17B (WMB Subordinated Notes Claims) and Class 18 (Subordinated Claims).  The Litigation Subcommittee is currently comprised of four (4) members, each of whom is entitled to receive $10,000 of additional annual base compensation for their services. For further information regarding the Litigation Subcommittee, please refer to Items 10 and 11 of this Form 10-K.

Pursuant to the Trust Agreement, the Trust may, but is not be required to, from time to time enter into contracts with, consult with and retain additional employees, officers and independent contractors, including attorneys, accountants, appraisers, disbursing agents or other parties deemed by the Liquidating Trustee to have qualifications necessary or desirable to assist in the proper administration of the Trust (collectively, the “Trust Professionals”), on such terms as the Liquidating Trustee deems appropriate.

In addition to the foregoing, the following individuals are currently executive officers or employees of the Trust as specified below:

Name	Title
John Maciel*	Chief Financial Officer
Charles Edward Smith	Executive Vice President and General Counsel
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer

* Trust Professional.

Item 1A. Risk Factors.

The following risk factors should be carefully reviewed because such factors may have a significant impact on the timing and amount of future distributions, if any, to the Trust Beneficiaries.  As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the SEC, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to Trust Beneficiaries.

The administration of the Trust is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to certain Trust Beneficiaries.  The precise nature, amount and timing of any future distribution to the Trust Beneficiaries will depend on and could be delayed by, among other things, (i) the Trust’s ability to obtain Court approval with respect to motions in the Debtors’ chapter 11 case prosecuted by the Trust from time to time; (ii) the Trust’s ability to resolve disputed claims; (iii) risks associated with any litigation and other claims that might be brought against the Debtors or by or against the Trust in the future during the anticipated initial three (3) year term of the Trust; and (iv) risks associated with the illiquid nature of the LTIs issued by the Trust, which are non-certificated and non-transferable other than by will, intestate succession or operation of law. The estimates we have provided are based on currently available information, and actual distributions, if any, could be less than or more than the range we have estimated.

Amount of claims could be more than projected.

The allowed amount of certain claims that are currently disputed could be more than projected, which in turn, could cause the value of distributions to certain Trust Beneficiaries to be reduced substantially or in whole.  In addition, certain claims may continue to accrue post-Petition Date interest such that delays in distributions could reduce distributions available for other Trust Beneficiaries.

Subordinated claims will be paid prior to any distribution to former holders of equity interests in WMI.

Trust Beneficiaries who were projected to receive value on account of their Allowed Claims against the Debtors have been issued LTIs evidencing their right to receive distributions from the Trust if and to the extent sufficient cash is available with respect thereto.  If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to such Trust Beneficiaries in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement.

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)).  As of December 31, 2012, outstanding allowed Subordinated Claims totaled $38.2 million.  Furthermore, and as discussed in more detail in Item 3 of this Form 10-K under “Mortgage Pass-Through Litigation”, the Court has indicated that it will allow the Mortgage Pass-Through Claimants (as defined in Item 3) to re-file their proof of claim as General Unsecured Claims (as defined in the Plan) when recoveries are available to the holders of Subordinated Claims.  The re-filing and ultimate resolution of Subordinated Claims will likely affect the amount, if any, of distributions that would otherwise be available to the former holders of Equity Interests.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different to those that have been estimated.

The Trust presents its financial statements in accordance with liquidation basis accounting, which requires the reporting entity to report its assets and liabilities based on net realizable values, or the cash the Trust expects to receive for its assets and the estimated settlement amounts for its liabilities.  For purposes of the QSRs that the Trust has previously filed with the Court and the SEC under cover of Form 8-K on a quarterly basis since the Effective Date, management has used the fair market values assigned to the Trust’s assets for federal tax reporting purposes.  Valuation of assets requires management to make difficult estimates and judgments.   Management used the services of an independent valuation firm to make its estimates for select assets.  Estimates necessarily require assumptions, and changes in such assumptions over time could materially affect the reported results.  Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual net cash to be received by the Trust from liquidation of assets and liabilities will likely be different than reported.  Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Court and the SEC under cover of Form 8-K and future annual reports filed on Form 10-K.

The amount of cash realized from monetizing the Liquidating Trust Assets could be less than projected.

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2012 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets.  In the event that the net realizable value is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

Liabilities and expenses associated with the administration of the Trust, such as insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries.  These expenses and liabilities will reduce the amount of Liquidating Trust Assets available for future distribution to Trust Beneficiaries.  The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets, excluding the costs of pursuing Recovery Claims.  As mentioned previously in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust on December 31, 2012.

An increase in expenses beyond the current estimate could result in liquidity issues for the Trust.

If the Trust’s actual expenses exceed the Funding, the Trust could experience significant liquidity issues unless other assets are liquidated or otherwise available to be monetized.  If liquidity issues arise, there is no assurance that the Trust will be able to liquidate or monetize any assets in a timely manner or that such liquidation or monetization will result in sufficient cash to fund the Trust’s activities.

Subject to certain limited exceptions, the Liquidating Trust Interests are not transferable or assignable.

LTIs are not transferable or assignable except by will, intestate succession or operation of law.  Accordingly, there is no liquid trading market in the LTIs.

A new Liquidating Trustee may need to be appointed to complete the distribution of the Liquidating Trust Assets, which could delay the final distribution of Liquidating Trust Assets and dissolution of the Trust.

The Liquidating Trust Agreement provides that in the event of the resignation, removal, incapacity or other reason for the Liquidating Trustee’s inability to continue to serve as Liquidating Trustee, a successor Liquidating Trustee will be appointed by a majority of the TAB or, if a successor Liquidating Trustee is not appointed by the TAB within 30 days after the Liquidating Trustee ceases to serve in that role, then by the Court.  In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final distribution of the Liquidating Trust Assets and the dissolution of the Trust.

Non-recourse nature of the Runoff Notes; full satisfaction of principal and interest due on the Runoff Notes.

On the Effective Date, Reorganized WMI issued (i) $110.0 million aggregate principal amount of 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Wilmington Trust, National Association, as trustee (the “First Lien Indenture”), and (ii) $20.0 million aggregate principal amount of 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Law Debenture Trust Company of New York, as trustee (together with the First Lien Indenture, the “Indentures”).  Pursuant to the Plan, creditors were entitled to elect a distribution of Runoff Notes in lieu of cash received on the Effective Date.  To the extent that eligible creditors did not elect all of the Runoff Notes, any remaining balance of the Runoff Notes was transferred to the Trust.  The Plan provides the conditions under which the Trust shall distribute the Runoff Notes.  As of December 31, 2012, the Trust owned $136.7 million of Runoff Notes (including interest) for the benefit of all LTI holders.  In addition, the Trust (through the DCR) held $38,900 of Runoff Notes (including interest) on behalf of disputed claim holders who elected Runoff Notes in lieu of cash.  The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which Reorganized WMI will deposit distributions it receives of “Runoff Proceeds” (as defined in the Indentures, and referred to herein as the “Collateral Account”), and (b) the equity interests in, and the excess assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, solely to the extent that a lien has been granted therein.  Any such lien is subject to regulatory approval and, as of the date of this report, no such regulatory approval has been obtained.

Except in very limited circumstances, holders of Runoff Notes will have no other recourse against Reorganized WMI or its subsidiaries for payments due on the Runoff Notes.  In addition, although the trustee for the Runoff Notes has the right to enforce certain rights and remedies against Reorganized WMI upon the occurrence of certain events of default, as and to the extent set forth in the Indentures, there can be no assurance that the Runoff Proceeds (regardless of whether or not deposited into the Collateral Account) and other recourse assets described above will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full.  Indeed, in the Disclosure Statement, the Debtors projected that the Runoff Proceeds will be sufficient to satisfy only a portion of the principal and interest owed in connection with the Second Lien Notes.

Runoff Notes are effectively subordinate to the liabilities of WMMRC.

The Runoff Notes are not guaranteed by any current or future subsidiaries of Reorganized WMI, including WMMRC.  Payments with respect to the Runoff Notes are dependent upon Reorganized WMI’s receipt of Runoff Proceeds distributions and may be restricted pursuant to applicable state law.  Hawaiian insurance regulations may further restrict the amount of Runoff Proceeds which are payable to Reorganized WMI.  Furthermore, in the event of a bankruptcy, liquidation or reorganization of WMMRC or other holder of WMMRC, holders of the debts and trade creditors of WMMRC or such other holder may be required to be paid before WMMRC or such other holder will be able to distribute any of its assets to Reorganized WMI.

Any trading market that develops for the Runoff Notes may not be liquid, and there are restrictions on transfers of the Second Lien Runoff Notes.

A liquid market for the Runoff Notes does not currently exist and may not develop, and the Trust is unaware of any plans to list the Runoff Notes on a national securities exchange.  If any of the Runoff Notes are traded after their initial issuance, they may trade at a discount from the initial offering price, depending upon prevailing interest rates, the market for similar securities, and other factors, including general economic conditions and Reorganized WMI’s financial condition, performance and prospects.

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities.  It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions.  Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance.  The Second Lien Notes include certain restrictions on accumulation of 4.75% or more of the aggregate principal amount of such notes.

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to its underlying portion of the underlying assets of the Trust.

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to its portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is made to such LTI holder by the Trust.  Accordingly, there is a risk that an LTI holder will be taxed without receiving cash from the Trust.

Trust Beneficiaries have no direct or indirect authority with respect to the administration of the Trust.

Subject to the Plan, the Global Settlement Agreement and the provisions of the Trust Agreement, including the oversight and approval rights that are set forth in the Trust Agreement with respect to the TAB, the Litigation Subcommittee and the Court, the Liquidating Trustee has primary control over the day-to-day administration of the Trust, and the Trust Beneficiaries have no direct or indirect authority with respect to such administration.

Undeliverable distributions will result in the cancellation of a holder’s entitlement to a distribution.

A distribution may be undeliverable to a holder of an Allowed Claim where (i) such holder does not negotiate a check received by such holder on account of an Allowed Claim and the check is cancelled, or (ii) such holder does not provide documentation required under the Plan, including releases and relevant tax forms.  Such undeliverable distributions will result in the cancellation of such holder’s entitlement to a distribution.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our office is located at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101.  We occupy approximately 7,300 square feet pursuant to a sublease that expires in December 2014.

Item 3.  Legal Proceedings.

(a)           Material Pending Legal Proceedings

The material pending legal proceedings to which the Trust is currently a party, or in relation to which any Liquidating Trust Assets are subject, are summarized below.

Recovery Claims

The Plan required that the Trust set aside the Litigation Funding to pursue Recovery Claims.  The status of each of the current Recovery Claims, as of March 31, 2013, is described below:

Insurance Coverage Action

On October 8, 2012, the Trust filed a complaint in the Delaware Superior Court for New Castle County against 11 insurance carriers (the “Carriers”) that issued director and officer insurance policies purchased by WMI before it filed for bankruptcy (the “D&O Policies”).  The complaint initiated the lawsuit captioned WMI Liquidating Trust v. XL Specialty Insurance Co., et al., C.A. No. N12C-10-087 MMJ CCLD (the “Insurance Coverage Action”).  In the complaint, the Trust alleges, among other things, that the Carriers breached their obligations under the D&O Policies because they denied coverage and are refusing to pay defense costs for a claim (the “Asserted Claim”) based on a $500.0 million transfer from WMI to WMB that took place on September 10, 2008.  In the Insurance Coverage Action, the Trust seeks (i) damages for breach of the D&O Policies, (ii) damages for breach of the Carriers’ duties of good faith and fair dealing, (iii) declaratory judgment as to the Carriers’ obligations under the D&O Policies, and (iv) other relief specified in the complaint.

No trial date has been set in the Insurance Coverage Action.  On February 1, 2013, the Carriers filed a motion to dismiss the Insurance Coverage Action.  The hearing on the motion to dismiss is scheduled to take place on April 19, 2013.

Bermuda Proceeding

On March 15, 2012, WMI filed a complaint in the Court against the Carriers (including Allied World Assurance Company Ltd. (“Allied”)) for breach of the D&O Policies and declaratory relief.  The complaint initiated an adversary proceeding in the Court (the “Coverage Adversary Proceeding”).

On May 20, 2012, Allied filed an Originating Summons in the Supreme Court of Bermuda, Civil Jurisdiction (Commercial Court) against WMI, the Liquidating Trustee and the Resident Trustee, thereby initiating the proceeding captioned Allied World Assurance Company, Ltd. v. Washington Mutual, Inc., 2012 No. 186 (the “Bermuda Action”).  Although the Liquidating Trustee and the Resident Trustee are parties to the Bermuda Action, the Trust is not.  In the Bermuda Action, Allied seeks an injunction requiring that any dispute relating to the coverage provided by Allied’s insurance policy be decided in a Bermuda arbitration proceeding, as well as payment of the costs of the lawsuit (including attorneys’ fees).  In response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to WMI, the Liquidating Trustee and the Resident Trustee on May 31, 2012, prior to the time that the Trust or the defendants in the Bermuda Action had notice of the proceeding.  On October 4, 2012, unrelated to the Bermuda Action, the Coverage Adversary Proceeding was dismissed.

The Trust and Allied continue to dispute whether any arbitration provision is applicable and whether the injunction order of the Bermuda Supreme Court has any force or effect.  To defer the institution or continuation of any further proceedings between them, WMI, the Trust and Allied have entered into a Standstill and Non-Waiver Agreement that provides, among other things, that the Bermuda Action will be stayed and all statutes of limitations shall be tolled until the sooner of ten (10) days after the conclusion of the Insurance Coverage Action or ten (10) days after any of WMI, the Trust or Allied gives notice of its election to terminate the tolling agreement.  On December 6, 2012, the Bermuda Supreme Court entered an order staying the Bermuda Action.

Goldman Investigation

In December 2012, the Trust filed a motion before the Court seeking discovery of documents and a deposition from Goldman Sachs.  The motion seeks information from Goldman Sachs related to its trading and lending activity with respect to WMI securities in the period prior to WMI’s bankruptcy.  The motion indicates that such documents may be relevant to potential claims against Goldman Sachs for breach of contract and other causes of action.  Goldman Sachs and the Trust have agreed to postpone judicial resolution of this motion and the parties are currently attempting to negotiate the terms of a voluntary production of material by Goldman Sachs that would eliminate the need for a ruling on the motion.

Disputed Claims

As of December 31, 2012, the Trust held $183.0 million of net assets on behalf of disputed claim holders in the Disputed Claims Reserve.  The Disputed Claims Reserve also has an LTI with an outstanding balance as of December 31, 2012 of $8.9 million.  Any release of net assets or the cancellation of an LTI balance from the Disputed Claims Reserve would increase the net asset value per LTI that is available for the holders of Allowed Claims.  The following discussion relates to the status of current legal proceedings related to material disputed claims.

Director and Officer Claims Estimation

On or before March 31, 2009, several of WMI’s former directors and officers (the “D&O Claimants”) filed proofs of claim in the Debtors’ chapter 11 case asserting, among other claims, unliquidated claims for indemnification and advancement of defense and other litigation costs and damages (the “D&O Claims”).  On November 17, 2010, WMI filed a motion seeking to estimate the D&O Claims at $0 (the “Estimation Motion”).

On September 17, 2012, the Court entered its Order Approving Stipulation Resolving, Among Other Things, Estimation Motion with Respect to Certain Disputed Director and Officer Non-Subordinated Indemnification Claims, which approves a stipulation (the “Reserve Stipulation”) that resolves the Estimation Motion.  Among other things, the Reserve Stipulation provides that the Trust must reserve an amount equal to the pro rata share of distributions that would be made to the D&O Claimants if the non-subordinated D&O Claims were Allowed Claims (in Class 12 of the Plan) in the aggregate amount of $23,404,139, which amount is to be used for distributions on account of D&O Claims that are allowed and are not subordinated.  The reserve for claims up to $18,239,734 can be released if (i) $19.0 million of insurance coverage is available under the D&O Policies for the Asserted Claim, (ii) the Carriers have been ordered to advance defense costs, (iii) no retention under the D&O Policies applies, and (iv) the Carriers have no right of subrogation with respect to the D&O Policies.  In the Reserve Stipulation, the Trust covenants not to sue certain of its former directors and officers except on certain claims (the “Reserved Rights”) set forth in the Reserve Stipulation (which include the Asserted Claim) and the parties to the stipulation agree that the statutes of limitation to bring an action asserting the Reserved Rights or object to the D&O Claims are tolled through and including October 31, 2013.

The Trust has not filed a complaint against the D&O Claimants based on the Asserted Claim or any of the Reserved Rights, but continues to contemplate such an action.

Employee Claims Litigation

Certain former employees of WMI and WMB have filed proofs of claim in the Debtors’ chapter 11 cases asserting claims for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC.  Between June 2009 and September 2012, in connection with the Debtors’ reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to these employee claims on the bases that, among other things: (i) no “change in control,” as defined in the respective contracts, occurred; and (ii) in some instances, WMI was not a party to the contracts or benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto.  Approximately ninety-four (94) employee-claimants filed responses to the omnibus objections (collectively, the “Remaining Claimants”).  On May 16, 2012 and September 19, 2012, the Court entered a series of orders disallowing the claims of the non-responding employee claimants.

On October 15, 2012, the Court entered a scheduling order with respect to the Remaining Claimants’ claims, which order provided for a consolidated hearing on the various omnibus objections and remaining claims and set forth the discovery deadlines and protocols with respect to the hearing.  Subsequent thereto, the parties agreed to amend the scheduling order and, by agreed order, dated January 7, 2013, the Court established June 3, 2013 as the initial hearing date to consider the “change in control” issues raised by the objections.  The scheduling orders contemplate that subsequent hearings will be necessary for the remaining issues, although no date has been set for such hearing(s).

Several of the Remaining Claimants have filed motions to amend their proofs of claim to either assert alternative theories of recovery or to seek additional amounts.  On February 19, 2013, the Trust filed a motion to amend its omnibus objections to set forth additional grounds to disallow the employee claims pursuant to certain regulations promulgated under the Federal Deposit Insurance Act.  This motion was scheduled to be heard on March 25, 2013.  Prior to the March 25, 2013 hearing, various claimants objected to the motion to amend and suggested an adjournment thereof in order to permit settlement discussions to be held.  At the March 25, 2013 hearing, the Trust, with the assent of Remaining Claimants holding a majority of the dollar amount of remaining employee claims, announced to the Court a proposal to continue, without prejudice, the Trust’s motion to amend until June 3, 2013 and freeze the current scheduling order and all pending discovery pursuant thereto, to allow the parties to pursue settlement discussions.  To the extent that the parties cannot reach a resolution of the claims prior to April 15, 2013, the Trust proposed mandatory mediation to be completed no later than June 3, 2013, at which point the Court would rule on the merits of the Trust’s motion to amend.  To the extent mediation is not successful, the parties will negotiate a new amended scheduling order to resume the claims reconciliation process.  As of December 31, 2012, the Trust had established a cash reserve of approximately $133.0 million with respect to the filed disputed claims.

Avoidance Actions

Additionally, the Trust is the plaintiff in 18 filed adversary proceedings against a total of 30 former employees.  These actions seek to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws.  Most of the defendants are also Remaining Claimants against the Trust in the Employee Claims Litigation described above.  Additionally, the Trust has entered into tolling agreements with numerous other potential defendants regarding payments made and/or obligations incurred.  The filed avoidance actions are subject to a scheduling order, dated November 12, 2012, as amended by the agreed amended order, dated January 7, 2013, which provides for discovery on a track parallel to that of the Employee Claims Litigation described above, with trial dates not yet determined.

Mortgage Pass-Through Litigation

On August 4, 2008, New Orleans Employees’ Retirement System and MARTA/ATU Local 732 Employees Retirement Plan (together, the “Mortgage Pass-Through Claimants”), on their own behalf and on behalf of a class of persons and entities (the purported “Pass-Through Class”) who purchased certain mortgage-backed certificates issued by twenty-six Washington Mutual Mortgage Pass-Through Trusts (the “Pass-Through Trusts”) pursuant to a registration statement filed by WaMu Asset Acceptance Corp. (“WMAAC”), a wholly-owned subsidiary of WMB, with the SEC on December 20, 2005, as supplemented on January 3, 2006, commenced that certain action styled as New Orleans Employees’ Retirement System, et al. v. Federal Deposit Insurance Corporation, et al., No. C09-134RSM (W.D. Wash.) in Washington state court against WMI, WMAAC, the Pass-Through Trusts, and certain individual defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, 15 U.S.C. § 77a, et seq. (the “Mortgage Pass-Through Litigation”).

On January 12, 2009, Boilermakers National Annuity Trust Fund (“Boilermakers”) filed a complaint in the W.D. Washington District Court captioned Boilermakers National Annuity Trust Fund v. WaMu Mortgage Pass-Through Certificates, et al., Case No. 09-0037 (the “Boilermakers Complaint”).  Like the original complaint filed by the Mortgage Pass-Through Claimants, the Boilermakers’ Complaint asserted claims under the Securities Act in connection with certain certificates.  On February 19, 2009, the defendants moved to consolidate their lawsuit with the Mortgage Pass-Through Litigation, and on August 14, 2009, the W.D. Washington District Court ordered consolidation of three (3) related cases – the Boilermakers’ action, the original Mortgage Pass-Through Claimants’ action, and a third related action (as consolidated, the “Boilermakers Consolidated Action”).

On March 30, 2009, the Mortgage Pass-Through Claimants filed a proof of claim against WMI in WMI’s chapter 11 case in the amount of $39.8 billion.  The court appointed The Policemen’s Annuity and Benefit Fund for the City of Chicago (the “Chicago PABF”) as Lead Plaintiff for the Boilermakers Consolidated Action on October 23, 2009, and on January 18, 2010, the Chicago PABF filed an amended proof of claim against WMI, reflecting the then-current claims based upon the causes of action alleged in the Boilermakers Consolidated Complaint.  The amended proof of claim superseded the March 30, 2009 proof of claim.  The Debtors objected to the amended proof of claim on various grounds including that the state law claims were preempted, that the claimants failed to establish loss causation, that WMI was not a controlling person to any entities that committed securities violations, that there were no underlying securities law violations, that the federal claims were barred by the statute of limitations, and that because WMI was removed as a defendant in the Mortgage Pass-Through Litigation, which litigation gives rise to the proof of claim, the Debtors should not have any liability with respect to the allegations contained in the lawsuit.

Pursuant to that certain Stipulation Resolving Debtors’ Amended Thirty-Second Omnibus (Substantive) Objection With Respect to Claim Nos. 3812 and 2689 [D.I. 6068], dated November 23, 2010, by and among the Debtors, MARTA/ATU Local 732 Employees Retirement Plan, individually, and Chicago PABF and Doral Bank, as lead plaintiffs on behalf of the putative class in the Boilermakers Consolidated Action (the “Stipulation”), the parties thereto agreed that certain claims filed by and on behalf of the plaintiffs would be withdrawn, without prejudice to the re-filing of such claims in the event that a plan was filed that would provide recovery to holders of Allowed Subordinated Claims (as defined in the Plan).  Certain of the plaintiffs argued that they were permitted to re-file their claims because the Plan provides for a conditional distribution to holders of Allowed Subordinated Claims.  In the plaintiffs’ objection to the Disclosure Statement, filed January 4, 2012, the plaintiffs asserted that they are entitled to re-file their claims as General Unsecured Claims rather than as Subordinated Claims.  On January 10, 2012 Chicago PABF, Doral Bank, and Boilermakers asserted a new proof of claim, asserted in the amount of “at least $273 million,” on behalf of the class in the Boilermakers Consolidated Action.  The Trust disputed the new proof of claim and was required to reserve $435.0 million with respect to the estimated claim until resolved.  On May 16, 2012, the Court, citing the Stipulation, found that the plaintiffs’ new proofs of claim had been filed prematurely, and stated that the claimants would be allowed to re-file their proof of claim only if and when recoveries are available to Subordinated Claim holders (Class 18).  Additionally, the Court denied the plaintiffs’ motion to classify such claim as a general unsecured claim, and allowed the Trust to release $406.0 million of the $435.0 million which was reserved in connection therewith.

AT&T Claim Litigation

On May 13, 2009, the Court entered an order approving WMI’s rejection of that certain Master Services Agreement (including each of its sixty-four amendments) (the “Master Services Agreement”), dated August 23, 2002, between WMI and AT&T Corp. (“AT&T”).  Based on such rejection, on or about June 12, 2009, AT&T filed a proof of claim, claim number 3725, on behalf of itself and its affiliates claiming rejection damages in the amount of approximately $9.0 million.  WMI objected to the proof of claim on May 10, 2010, arguing, among other things, that the damages sustained by AT&T were mitigated because AT&T entered into an agreement with JPMC which effectively transferred the services previously provided to WMI under the Master Services Agreement to JPMC.  On August 11, 2010, AT&T filed a response to WMI’s objection, arguing, among other things, that the rejection damages claim asserted in the proof of claim is the product of a liquidated damages clause in the Master Services Agreement.  AT&T argued that given the existence of the liquidated damages clause, mitigation is inapplicable to its claim.  The parties are engaged in discovery with respect to the issues raised by the objection and the response, and the dispute on this matter is ongoing.

(b)           Material Legal Proceedings Terminated during the Reporting Period

The material legal proceedings that were terminated during the Reporting Period and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

Disallowed Claims

A total of $592.0 million was released from the DCR during the Reporting Period with respect to certain disputed claims against the Debtors that were allowed or disallowed, which amount was offset by $48.9 million that was retained by the DCR as a further reduction of the LTI balance held on behalf of holders of disputed claims.  Specifically, $9.9 million was released from the DCR during the Reporting Period with respect to the allowance of certain disputed claims against the Debtors, $557.1 million was released from the DCR during the Reporting Period with respect to the disallowance of certain disputed claims against the Debtors, and $25.0 million was released from the DCR during the Reporting Period to the holders of certain Allowed Claims following the receipt from such Allowed Claim holders of the tax forms that were required to be delivered by such holders pursuant to the Plan before a distribution could be made.  Of the $557.1 million that was released from the DCR with respect to the disallowance of certain disputed claims, $406.0 million was released based on a favorable decision by the Court allowing the release of funds held with respect to the Mortgage Pass-Through Litigation, $129.9 million was released for the disallowance of certain employee claims, and  $21.6 million was released for claims settled via the Global Settlement Agreement and the reduction of indemnification claims.  The amounts released are offset by the amounts retained by the DCR for the benefit of disputed claimants.

Underwriters’ Claim

On March 28, 2013, the Trust entered into a stipulation (the “Underwriter Stipulation”) with certain underwriters (including Morgan Stanley, Credit Suisse, and Goldman Sachs, and collectively referred to herein as the “Underwriters”) who had filed indemnification claims totaling $96.0 million against the Debtors for legal fees and settlement costs incurred in defending securities fraud action claims brought against the Underwriters in connection with their role underwriting various security issuances by the Debtors.  During the course of the Debtors’ chapter 11 cases, the Debtors objected to the indemnification claims and the claims were subordinated to Class 18 and Class 19 (as defined in the Plan).  Pursuant to the terms of the Underwriter Stipulation, the parties have agreed that (a) the Underwriters’ $24.0 million Class 18 claim will be disallowed in full, and (b) the Underwriters’ $72.0 million Class 19 will be allowed in full.  Accordingly, pursuant to the Plan, the Underwriters, as the holders of Allowed Claims in Class 19, will receive a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow, such amount having been calculated in accordance with the Plan.  The Underwriters have also reserved any rights they may have to defend against claims brought against them by the Trust and have released the Trust from any possible affirmative claims.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the Liquidating Trust Interests and the Liquidating Trust Interests are non-certificated and non-transferable other than by will, intestate succession or operation of law.  The LTIs are not listed by the Trust on any exchange or quoted on any quotation system, and neither the Trust nor the Liquidating Trustee will take any action to encourage or otherwise facilitate any trading in the LTIs or any instrument or interest tied to the value of the LTIs.

Trust Beneficiaries

As of December 31, 2012, LTI holders held 2,963 Liquidating Trust Interests.  Such holders were claimants in Classes 2, 3, 12, 14, 15, 16 and 21 in the Plan.

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions.  A Trust Beneficiary who is never issued a LTI will not receive a distribution from the Trust.

Dividends

Distributions

The Trust did not pay any dividends during the Reporting Period; however, the Trust did make cash distributions as described in Item 1 of this report.

Equity Compensation Plan Information

The Trust has no equity compensation plans.

Item 6. Selected Financial Data.

The following selected financial data of the Trust is qualified by reference to, and should be read in conjunction with, the financial statements, related notes thereto, other financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.  The results for the Reporting Period are not comparable to any prior period because the Trust began operation as a liquidating trust as of the Effective Date.

As of December 31, 2012	(in millions)
Total Assets	$505.1
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$30.1
Net assets held in reserve for disputed claims	$183.0
Net assets available to Liquidating Trust Interests	$242.6

For the Reporting Period (3/19/12 – 12/31/12)	(in millions)
Income	$67.5
Expenses	$24.0
Distributions to holders of Allowed Claims and LTIs	$605.6

LTI Information as of December 31, 2012 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$42.9	$1.00
General Unsecured Claims (Class 12)	$12.0	$0.72
PIERS Claims (Class 16)	$237.5	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.0	$0.60
TOTAL	$338.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-K.  Such financial statements and information have been prepared to reflect our net assets on a liquidation basis.

Overview

The Trust was formed on March 6, 2012 when, pursuant to the Plan, the Debtors entered into the Trust Agreement with the Liquidating Trustee and the Resident Trustee.  The Trust is responsible for liquidating, converting to cash and distributing the Liquidating Trust Assets to the Trust Beneficiaries in accordance with the Plan and the Trust Agreement as further described below.  As discussed, the Trust had no assets and otherwise did not commence operation until the Effective Date.

On March 23, 2012, the Debtors made an initial distribution to the Debtors’ creditors pursuant to the Plan (the “Initial Distribution”).

On or shortly after the Effective Date, the Liquidating Trust Assets were transferred to the Trust pursuant to the Plan for the benefit of those stakeholders who were not paid in full pursuant to the Initial Distribution or whose claims remained disputed or otherwise unresolved.  Such stakeholders are the Trust Beneficiaries.

Trust Beneficiaries who held unpaid claims as of the Effective Date and who were projected to receive recoveries under the Plan as of such date received LTIs with respect to their unpaid Allowed Claims entitling them to future distributions from or by the Trust in accordance with the Plan.  If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions.

In addition, the Liquidating Trustee administers the Disputed Claims Reserve.  Holders of claims that have not been allowed did not receive cash or LTIs as part of the Initial Distribution, and such assets were transferred to the DCR pending resolution of claims.  Since the Effective Date, the DCR balances have changed due to the disallowance and allowance of disputed claims as well as payment on behalf of LTIs held by the DCR.  In addition, LTIs and/or cash has been held back with respect to certain claimants who did not provide the necessary tax forms.

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination.  Under the liquidation basis of accounting, assets are reported at the estimated net realizable values and liabilities, including the estimated costs to be incurred during liquidation, which costs are stated at their estimated settlement amounts.  The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets.  Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the net realizable values.

The precise nature, amount and timing of any future distribution to the holders of LTIs will depend on, and could be delayed by, among other things, claim settlements with holders of disputed claims, final settlements regarding tax refunds and litigation, proceeds from pursuing Recovery Claims, and unexpected or greater than expected expenses incurred to administer the Trust.  Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until the dissolution of the Trust.  These costs will reduce the amount of net assets available for ultimate distribution to the holders of Liquidating Trust Interests.

The financial data reflected in the financial statements and notes appearing elsewhere in this Form 10-K were not audited or reviewed by an independent registered public accounting firm and are subject to future adjustment and reconciliation.

Critical Accounting Policies

Although the financial data reflected in the financial statements and notes appearing elsewhere in this Form 10-K were not audited or reviewed by an independent registered public accounting firm, such financial statements and notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable sections of Regulation S-X.  The preparation of the financial statements has required the Trust to use estimates and assumptions that affect reported amounts of assets and liabilities.  Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could vary under different assumptions or conditions.  Ongoing adjustments and reconciliations will be reflected in future Quarterly Summary Reports filed with the Court and with the SEC under cover of Form 8-K until its termination.

We believe the following to be among the most critical judgment areas in the application of our accounting policies:

Liquidation Basis of Accounting

As noted above, the liquidation basis of accounting was adopted by the Trust in executing the Plan for all periods subsequent to the Effective Date and will continue as the basis of accounting for the Trust.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported values of assets (including net assets in liquidation), liabilities and expenses.  For purposes of this report, management has used the fair market values assigned to the assets for tax reporting purposes, which we believe represent their estimated net realizable values.  Valuation of assets requires management to make difficult estimates and judgments.  Management engaged an independent valuation firm to assist in its estimates for select assets.  Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions.  Any increases in the amount of expenses incurred or decreases in the estimated realizable value of the Liquidating Trust Assets will reduce the amount that is ultimately distributed to the holders of Liquidating Trust Interests.

Principles of Consolidation

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”).  The aggregate value of the subsidiaries’ assets as of December 31, 3012 is $209,000, which amount is comprised of cash and cash equivalents.  Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

The accompanying consolidated financial statements include the accounts of the Trust and all of its subsidiaries.  All material intercompany transactions and account balances have been eliminated in consolidation.

Global Settlement Agreement Receivable

The $96.0 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2012, represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation.  The Trust estimates its portion of the net tax refunds ranges from $40.0 to $120.0 million.  Management used the services of an independent valuation firm to assist in its estimate for the fair market value of $96.0 million for the receivable as at December 31, 2012.  The independent valuation firm assessed the probability of succeeding in the various pending litigations and refund issues and the timing of receiving such funds in estimating the value of the receivable as of December 31, 2012.

Runoff Notes

The Runoff Notes, issued by Reorganized WMI, are reported at their current face value, which includes capitalized interest and accrued interest.  The Trust used the services of an independent valuation firm to assist in its estimate of the fair market value of the Runoff Notes.  Based on an analysis by such independent valuation firm, the outstanding face amount of the Runoff Notes as reflected on the Consolidated Trust’s Statement of Net Assets (including but not limited to the amount held in reserve pending resolution of disputed claims), and believes that this amount constitutes a fair representation of their fair market value as of December 31, 2012.

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed claims, on account of which the Trust holds $183.0 million of net assets in reserve;

•
pursuing the tax refunds and litigation underlying the Trust’s portion of the net tax refunds to be received in accordance with the Global Settlement Agreement, which receivable has an estimated value of $96.0 million;

•	distributing Runoff Notes, which had a face amount as of December 31, 2012, of $136.7 million, including interest;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Court, and internal reporting to the TAB.

The Trust prepared a budget based on its assessment of the Trust’s activities and recorded a liability of $30.1 million as of December 31, 2012 for expenses to be incurred during the remaining life of the Trust.

For the Reporting Period, the Trust incurred $2.1 million in expenses to pursue Recovery Claims.  The Trust does not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation.  However, cash has been reserved for such expenses.  As of December 31, 2012, $17.9 million remains set aside to pursue Recovery Claims.

Cash Held for Holders of Allowed Claims

As of December 31, 2012, the Trust reflected a liability of $45.0 million of cash held for holders of certain Allowed Claims against the Debtors, of which $6.0 million was paid on February 1, 2013.  The Trust has recorded the liability at the full amount of the cash that will be paid to the claimants should certain requirements be met, primarily the receipt of releases as required by the Plan.  The deadline for the holder of an Allowed Claim to provide a release was March 19, 2013.  After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust.  The releases that were received prior to the deadline are currently being reviewed and the amounts are subject to change.  However, as of March 19, 2013, the Trust estimates that the cash which may become available as a result of the expiration of the March 19, 2013 deadline will be $15.8 million.

Disputed Claims

Since the Effective Date, the Trust has retained, for the benefit of each holder of a disputed claim, cash, LTIs, and, to the extent elected by the holder of a disputed claim, Runoff Notes, together with any gains or income attributable to any of the foregoing.  The amounts retained are calculated as if each of the claims is an Allowed Claim in an amount equal to the lesser of (i) the liquidated amount set forth in the filed proof of claim relating to such disputed claim, (ii) the amount in which the disputed claim shall be estimated by the Court pursuant to section 502 of the Bankruptcy Code and constituting the maximum amount of such claim should it become an Allowed Claim, and (iii) such other amount as may be agreed upon by the holder of such disputed claim and the Liquidating Trustee.  Additional amounts have also been retained to pay for potential payroll related taxes and other contingencies as deemed appropriate by the Liquidating Trustee.

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed.  The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2012.  If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, increase the net assets available to the holders of Liquidating Trust Interests.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On the Effective Date, the estimated value of the net assets transferred by the Debtors to the Trust was $977.8 million (including $727.0 million held in reserve for disputed claims).  As of December 31, 2012, the net value of the remaining Liquidating Trust Assets that were held by Trust totaled $425.6 million (including $183.0 million held in reserve for disputed claims), as further described below.

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts or invested in U.S. Treasury bills.

Unrestricted Cash

As of December 31, 2012, the Trust held $21.5 million of unrestricted cash and cash equivalents.  This amount is principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims.

Restricted Cash

As of December 31, 2012, the Trust held $246.5 million of restricted cash and equivalents for the purposes described below:

Category	(in millions)
Cash held in reserve for litigation costs	$17.9
Cash held in reserve for disputed claims	$183.0
Other restricted cash	$45.6

Cash held in reserve for litigation costs: $17.9 million is what remains of the original $20.0 million that was set aside pursuant to the Plan to potentially pursue Recovery Claims.

Cash held in reserve for disputed claims: Cash and equivalents held for the benefit of each holder of a disputed claim.

Other restricted cash: Cash and equivalents held primarily for the benefit of holders of Allowed Claims who have not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and were paid on February 1, 2013.

Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively.  Total net refunds remaining are estimated to be between $200.0 million and $600.0 million, of which the Trust would receive between $40.0 and $120.0 million.  An escrow account was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement.  As of December 31, 2012, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, is $96.0 million.

The receivable includes, but is not limited to, the following items:

WMI initiated a suit in the U.S. District Court of Western Washington at Seattle (“District Court”) and two suits in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years.  In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year.  In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets.  The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds.  A trial to determine the amount of tax basis was held in December of 2012.  As of the date hereof, a decision has not been issued.  It is anticipated that the Court of Claims actions will be tried during the 2014 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments.   Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and Subsidiaries originally filed returns.  The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues.  In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is entitled to as a result of its audit of the returns filed by WMI and its subsidiaries for the tax years 1999 through 2006.

Runoff Notes

On the Effective Date, Reorganized WMI issued $110.0 million aggregate principal amount of First Lien Notes and $20.0 million aggregate principal amount of Second Lien Notes.  The Runoff Notes mature on the eighteenth (18th) anniversary of the Effective Date and bear interest at a rate of thirteen percent (13%) per annum (payable in cash to the extent of available Runoff Proceeds or in kind through the capitalization of accrued interest at the rate of thirteen percent (13%) per annum to the extent Runoff Proceeds are unavailable).  The Trust received $108.2 million aggregate principal amount of First Lien Notes and $19.7 million aggregate principal amount of Second Lien Notes on or shortly after the Effective Date (not including $1.0 million of First Lien Notes and $0.2 million of Second Lien Notes held in the Disputed Claims Reserve on behalf of holders of disputed claims who elected to obtain Runoff Notes instead of cash).  As further described in the Plan, the repayment of the Runoff Notes is limited to, and reliant solely upon, certain proceeds from WMMRC, a wholly-owned subsidiary of Reorganized WMI.  Except under limited circumstances, holders of Runoff Notes have no recourse to Reorganized WMI or any other entity should the Runoff Notes remain unpaid on their maturity date.

Effective as of June 30, 2012, $1.0 million of First Lien Notes and $188,700 of Second Lien Notes were released from the Disputed Claims Reserve and became unreserved assets of the Trust, inasmuch as the disputed claims that were related thereto were disallowed.

During the Reporting Period, on October 12, 2012, Reorganized WMI redeemed $2.0 million of First Lien Notes held by the Trust.  In addition, the Trust earned $13.4 million of interest with respect to the Runoff Notes.  This interest was comprised of (in millions):

Cash interest	$3.6
Capitalized interest	$8.3
Accrued interest as of December 31, 2012	$1.5
Total interest	$13.4

As of December 31, 2012, the Trust owned $114.8 million of First Lien Notes, including capitalized and accrued interest, and $21.9 million of Second Lien Notes, including capitalized and accrued interest.  These amounts do not include $32,600 of First Lien Notes and $6,300 of Second Lien Notes held in the Disputed Claims Reserve.

On or about March 1, 2013, the Trust received $24.8 million in interest and principal on account of First Lien Notes held by the Trust.  The Trust was also notified that Reorganized WMI had elected to make a payment-in-kind interest payment on the Second Lien Notes.  Immediately after giving effect to the foregoing, the Trust owns $92.4 million of First Lien Notes and $22.4 million of Second Lien Notes.

The Plan provides that upon the earlier to occur of (a) the determination of the TAB, with the consent of each LTI holder which would be a recipient of Runoff Notes, (b) all Allowed CCB-1 Guarantees Claims and Allowed CCB-2 Guarantees Claims (as defined in the Plan) being paid in full in accordance with Articles XIX and XX of the Plan, respectively, and (c) the Runoff Notes being the sole remaining Liquidating Trust Asset, the balance of the Runoff Notes in the Trust, as the balance thereof may have been reduced from time-to-time, shall be distributed to LTI holders with outstanding balances as of the date thereof.  To the extent that a holder of an Allowed Claim receives Runoff Notes pursuant to such a distribution, the amount of such holder’s outstanding LTI amount shall be reduced on a dollar-for-dollar basis by the lesser of (i) the original principal amount of the Runoff Notes so received and (ii) the then outstanding principal amount (without regard to any interest paid-in-kind) of the Runoff Notes so received.  Therefore, the net realizable value currently reported for the Runoff Notes may not reflect the amount of the LTI balance that will be reduced if distributed directly to LTI holders.

Other Assets

As of December 31, 2012, the Trust held $4.4 million of other assets comprised of (i) $1.1 million of retainers paid to professionals and other prepaid expenses, (ii) $1.5 million for loans made prior to the Petition Date to community development agencies, (iii) a receivable of $1.2 million from the settlement of class action litigation, and (iv) other miscellaneous items.

Liabilities

Cash Held for Allowed Claim holders

The Plan requires that holders of Allowed Claims shall provide releases before receiving a distribution.  Holders of Allowed Claims had one year after the Effective Date to provide the release (which period expired on March 19, 2013, as discussed above and below).  The Trust recorded a liability for cash that would have been distributed to holders of Allowed Claims who had not provided a release as of December 31, 2012.  This liability is reflected in the $45.0 million liability for Cash Held for Holders of Allowed Claims as of December 31, 2012, of which $42.4 million is related to claims for which the Trust had not received releases as of December 31, 2012.  On February 1, 2013, $3.5 million was released to claimants that had recently tendered a release prior to that date, thereby reducing the amount remaining to $38.9 million.  The remainder, totaling $2.6 million, relates to distributions to be made to recently Allowed Claims as of December 31, 2012, or other Allowed Claims awaiting certain actions.  The cash held for these claims is presented as Restricted Cash.

The deadline for providing a release was March 19, 2013.  After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust.  The releases that were received prior to the deadline are currently being reviewed and the amounts are subject to change.  However, as of March 19, 2013, the Trust estimates that the cash which may become available as a result of the expiration of the March 19, 2013 deadline will be $15.8 million.

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets.  On the Effective Date, the Trust estimated the costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)).  For the Reporting Period, the Trust incurred operating expenses of $21.8 million (not including $2.1 million of expenses to pursue Recovery Claims).  Based on the status of the Trust’s activities as of December 31, 2012, the Trust estimated that expenses during the remaining life of the Trust will be $30.1 million.  Therefore, the Trust expects the total costs to be incurred throughout the life of the Trust (assuming no extension of the initial three (3) year period set forth in the Trust Agreement) to be $51.9 million.  Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

The Trust has not accrued for expected costs to pursue Recovery Claims.  For the Reporting Period, the Trust incurred and has paid $2.1 million in expenses to pursue Recovery Claims.  An amount of $20.0 million (the Litigation Funding) was allocated to the Litigation Subcommittee on the Effective Date to be used for the prosecution of Recovery Claims.  The amount of Litigation Funding remaining at December 31, 2012 is $17.9 million.

Accrued Liabilities

As of December 31, 2012, the Trust had accounts payable and other accrued liabilities of $4.4 million, which is primarily comprised of payables for unpaid professional fees.

Net Assets in Liquidation

As of December 31, 2012, the Trust’s net assets in liquidation totaled $425.6 million.  Of this total, $183.0 million represent net assets specifically held for the benefit of holders of disputed claims, and $242.6 million represent net assets available to all LTI holders.  Net asset values are based on the Trust’s estimates of the net realizable value of its assets and the estimated settlement values of its liabilities.

The net assets available to all LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement.  As of December 31, 2012, the outstanding LTI holdings, including post-petition interest, are as follows (in millions):

Claim	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$42.9	$0.0	$42.9
General Unsecured Claims (Class 12)	3.6	8.4	12.0
PIERS (Class 16)	237.0	0.5	237.5
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	46.0	0.0	46.0
LTI balances	$329.5	$8.9	$338.4

The following chart is based on the distribution priorities that are summarized in Annex C of the Trust Agreement.  The percentages represent the percentage of each incremental distributed dollar of distribution each group would receive based on the outstanding LTI balances as of December 31, 2012.  The percentages represent totals for the entire group.  An individual holder’s actual percentage could vary from the percentage for the group.

Remaining Aggregate Distribution	Distribution Description	LTI Distribution Recipient
Up to $44,565,050	Tranche 3 -- Until LTI holders of CCBs are paid in full	CCB General Unsecured Claims	96.34 3.66	% %
$44,565,051 - $99,572,915	Tranche 4a -- Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	PIERS General Unsecured Claims	96.46 3.54	% %
$99,572,916 – $338,425,090	Tranche 4b – Until LTI holders of Remaining Post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full	PIERS	77.19%

		Senior Notes – Remaining Post-Petition Claims	19.27%

		General Unsecured Claims	3.54%

The chart above includes disputed claims in the General Unsecured Claims as if they were allowed by the Court.

Assuming that all disputed claims are allowed, the estimated net assets available to LTI holders of $242.6 million would be allocated as follows, based on the LTI balances outstanding as of December 31, 2012:

Claim	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$1.00
General Unsecured Claims (Class 12)	$0.72
PIERS Claims (Class 16)	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$0.60

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information).

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2012, does not necessarily reflect the actual amount of distributions that an LTI holder will receive.  The actual cash distribution will depend on many variables, including but not limited to:

•	continued post-Petition Date interest and the contractual subordination arrangements between classes pursuant to the Plan;

•	the variability in the assumptions used in estimating the value of assets and liabilities;

•	the actual amount spent on operating expenses and pursuing Recovery Claims;

•	the amount by which outstanding LTI balances will be reduced when Runoff Notes are distributed pursuant to the Plan; and

•
the $15.8 million of cash that became an unencumbered asset of the Trust as of March 19, 2013, due to the expiration of the deadline for holders of Allowed Claims to provide the necessary releases pursuant to the Plan.

In the case of the PIERS claims, at December 31, 2012, the total amount of the PIERS claims, including post-Petition Date interest, including original issue discount, would be $1.1 billion.  However, the outstanding LTI balance at December 31, 2012, with respect to such claims is $237.5 million, which amount reflects the highest possible amount that PIERS holders can receive as of December 31, 2012 due to the subrogation rights of the more senior contractual rate claims to be paid ahead of the PIERS claims.  Therefore, the estimated net asset value per outstanding LTI dollar with respect to the PIERS claims is $0.69; however, the estimated net asset value per dollar of the original PIERS claim is $0.15.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets:

The Trust’s net assets decreased by $552.2 million during the Reporting Period.  This decrease was primarily the result of $605.6 million of distributions and $24.0 million of operating and litigation expenses.  The decrease in the Trust’s net assets was partially offset by (i) a decrease in the estimated liability with respect to the Trust’s liquidation expenses of $9.9 million, and (ii) income of $67.5 million, which amount was primarily comprised of $13.4 million of interest income from the Runoff Notes and $51.3 million from the recovery of reserves established on the Effective Date for pre-Effective Date expenses.

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets.  On the Effective Date, the Trust estimated the costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)).  For the Reporting Period, the Trust incurred operating expenses of $21.8 million (not including $2.1 million of expenses to pursue Recovery Claims).  Based on the status of the Trust’s activities as of December, 31, 2012, the Trust’s estimated expenses during the remaining life of the Trust (assuming no extension of the Trust’s initial three (3) year term) will be $30.1 million.  Therefore, the Trust expects the total costs to be incurred throughout the life of the Trust to be $51.9 million.

The Trust’s unrestricted cash balance as of December 31, 2012 was $21.5 million, which balance does not exceed the Trust’s current liabilities as of December 31, 2012, including the estimated expenses to be incurred during the expected remaining life of the Trust.  However, on March 1, 2013, the Trust received $24.8 million of cash and equivalents for interest and principal related to the Runoff Notes.  Before making any further distributions to LTI holders, the Trustee, in consultation with the TAB, will increase the Funding amount so that unrestricted cash and equivalents from the Runoff Note proceeds or other sources of cash and equivalents will exceed the estimated costs to be incurred during the remaining life of the Trust and its current liabilities.

The Trust has not accrued for expected costs to pursue Recovery Claims.  For the Reporting Period, the Trust incurred $2.1 million in expenses to pursue Recovery Claims.  The Litigation Funding was allocated to the Litigation Subcommittee on the Effective Date to be used for the prosecution of Recovery Claims.  Cash remaining to pursue Recovery Claims as at December 31, 2012, was $17.9 million.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2012.  The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Court of disputed equity interests.  A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date.  The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent.  As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.  The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries.  Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes.  The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.

Pursuant to the Underwriter Stipulation, the Underwriters will receive a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow on or about May 1, 2013.

Contractual Obligations and Commitments as of December 31, 2012

Contractual	Payment due by period
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$349,488	$174,744	$174,744	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$349,488	$174,744	$174,744	$0	$0

Our contractual obligations and commitments as of December 31, 2012 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation.  Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust is exposed to interest rate risk through its portfolio of cash and cash equivalents.  The Trust does not hedge interest rate risk.

In addition, the Trust is exposed to credit risk in relation to the Runoff Notes that are held by the Trust.  The sole source of payment of the Runoff Notes is (i) the Runoff Proceeds (deposited into the applicable collateral account and the other assets of Reorganized WMI, but only to the extent that Runoff Proceeds required to be deposited into the collateral account are not so deposited and (ii) the equity interests in WMMRC or such other entity as holds the WMMRC equity interests and any excess assets of the holder of the WMMRC equity interests, to the extent a valid and perfected lien has been granted therein (with any such lien subject to regulatory approval).  Although the trustee for the Runoff Notes has the right to enforce certain rights and remedies against Reorganized WMI upon the occurrence of certain events of default, as and to the extent set forth in the indentures related to the Runoff Notes, there can be no assurance that the Runoff Proceeds (regardless of whether or not deposited into the collateral account) and other recourse assets described above will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full at such time.  Indeed, in the Disclosure Statement, the Debtors projected that the Runoff Proceeds will be sufficient to satisfy only a portion of the principal and interest owed in connection with the Second Lien Notes.

The Trust may also be exposed to market risk if a trading market develops for the Runoff Notes and the Runoff Notes trade at a substantial discount to their face amount.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page 32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including the Trustee, the Trust’s Chief Financial Officer (“CFO”), and the Trust’s General Counsel, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2012 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the Reporting Period that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

The Trustee’s assessment of the effectiveness of the Trust’s internal controls over financial reporting was not audited.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Trust does not have any directors; however, the Trust Advisory Board has been established and is operating in accordance with the terms of the Trust Agreement, as discussed in more detail below.

Delaware Resident Trustee

CSC Trust Company of Delaware is the Delaware resident trustee of the Trust but has no day-to-day responsibility for the administration of the Trust.

Trust Advisory Board

Composition and replacement and approval of TAB members

The Trust Agreement provides for the establishment of the TAB.  Pursuant to the Trust Agreement, each member of the TAB has a fiduciary duty to act in the best interests of the Trust Beneficiaries as a whole.  The TAB currently comprises nine (9) members, (A) three (3) of whom were selected by the official committee of unsecured creditors appointed in the Debtors’ chapter 11 cases pursuant to section 1102(a) of the Bankruptcy Code (the “Creditors’ Committee”), with one (1) such member to be an employee of, or other individual designated by, Wells Fargo Bank N.A. (“WF”) and to be named by WF before being selected (the “WF Member”), (B) three (3) of whom were selected by the official committee of equity security holders appointed in the chapter 11 cases (the “Equity Committee”), with one (1) such member named by the TPS Funds, a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, (C) one (1) of whom was selected by the Creditors’ Committee and approved by the Equity Committee, (D) one (1) of whom was selected by Tricadia Capital Management, LLC (“Tricadia”), a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, and (E) one (1) ex officio member who was selected by Holdco, manager for Financials Restructuring Partners, Ltd., a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, with limited member rights consisting solely of the right of observation and the review of materials provided to the TAB and, subject to the agreement of the other members of the TAB, a right of participation in discussions of the TAB but with no right to vote.

The current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 48, was selected by the Creditors’ Committee and approved by the Equity Committee.  Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings.  Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI).  Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500.0 million under management.  Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis.  Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 59, was selected by the Creditors’ Committee.  Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999.  Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services.  Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc.  Mr. Kastenbaum has served on the boards of directors of several public companies.  He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 70, was selected by the Creditors’ Committee.  Mr. Kirschner is a consultant specializing in corporate restructuring matters.  He is currently the Trustee for the Refco Inc. Litigation Trust and Private Action Trust, the Le Nature’s Liquidation Trust, the Yellowstone Club Liquidation Trust, the SNTL (formerly Superior National Corporation) Litigation Trust and the Tribune Litigation Trust.  He is also Plan Administrator for RCM, the unregulated securities broker, and largest unit, of the Refco companies.  From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM.  From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process.  As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters.  From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 57, is the WF Member.  Mr. Korsman is a Vice President of WF, a position he has held since joining the bank in 2002.  He was the WF representative on the unsecured creditors’ committee during WMI’s chapter 11 case.  Mr. Korsman has over 30 years of corporate trust, management and law experience.  He holds a B.A. in economics, a Juris Doctorate from Hamline University School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

Mayur Lakhani, age 36, was selected by Tricadia.  Mr. Lakhani has been involved in finance and banking for nearly 15 years.  He is currently a Portfolio Manager at Tricadia, a private investment fund with over $3.0 billion of assets under management.  Mr. Lakhani focuses on liquid and private equity investments in the financial services industry and distressed asset classes across diverse capital structures.  Prior to joining Tricadia, Mr. Lakhani was a Senior Analyst at BlueMountain Capital Management.  Prior to BlueMountain, Mr. Lakhani was a Director at Deutsche Bank Securities within the Strategic Investments Group, where he was among a group responsible for investing over $4.0 billion of the firm’s capital in special situations and distressed investments from 2005 through 2010.  Mr. Lakhani graduated from Cornell University in 1998 with degrees in Computer Science and Finance, where he participated in financial research which was cited in The Economist (November 17, 1997).  He received his M.B.A. from the Wharton School at the University of Pennsylvania.

Joe McInnis, age 37, was selected by the Equity Committee after being named by the TPS Funds (the “TPS Member”).  Mr. McInnis joined Greywolf Capital Management L.P. in 2004 and is currently a Managing Director.  Greywolf Capital Management L.P. is a $1.5 billion SEC-registered investment adviser with expertise in event driven securities, long and short special situation equities, performing credit, and distressed securities.

The Honorable Douglas Southard (ret.), age 64, was selected by the Equity Committee.  Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011.  Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses.  During his time as a prosecutor, Judge Southard was involved in over 100 jury trials.  Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 42, was selected by the Equity Committee.  Mr. Willingham is the principal and founder of Willingham Services, a director and Chairman of the Board of Directors of Reorganized WMI, and is a member of Reorganized WMI’s Audit Committee.  For the last five (5) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

Michael Zaitzeff, age 30, is the ex officio member selected by Holdco.  In 2011, Mr. Zaitzeff co-founded HoldCo, a firm that manages approximately $1.5 billion notional in distressed debt issued by more than 70 bankrupt or otherwise distressed companies, including many of the largest financial company failures of the recent financial crisis.  Prior, Mr. Zaitzeff was an analyst at Tricadia, a hedge fund, where he invested in distressed securities across the capital structure with a focus on financial institutions, as well as structured products backed by credit assets such as corporate loans, bonds, and residential real estate.  Mr. Zaitzeff also invested in regional banks, both directly and through FDIC-assisted transactions.  Mr. Zaitzeff is on the boards and oversight committees of numerous post-bankruptcy entities.  Mr. Zaitzeff graduated from Brown University with a degree in computer science.

The procedures that apply to the appointment, replacement and removal of the members of the TAB are governed by Section 6.4 of the Agreement and vary depending on who appointed the initial member.

As previously disclosed in the Form 8-K that the Trust filed with the SEC on March 29, 2013, on March 26, 2013, PPM America, Inc. (“PPMA”) notified the Trust that PPMA’s representatives on the TAB (collectively, the “PPMA Member”), who commenced service as the PPMA Member on the Effective Date, would be resigning effective immediately.  PPMA’s representatives, Joel Klein and James Leda, also represented PPMA on the Litigation Subcommittee.  PPMA’s representatives were named by PPMA and selected as a member of the TAB by the Equity Committee in accordance with the terms of the Trust Agreement.  The decision of PPMA’s representatives to resign was not the result of any disagreement with the other members of the TAB, the Litigation Subcommittee, the Liquidating Trustee or any Trust Professionals.  Through an accommodation reached by and between PPMA and the TAB, either of Messrs. Klein and Leda was permitted to attend meetings of the TAB and the Litigation Subcommittee, as the case may be, from time to time; however, only one (1) of them was permitted to vote on matters brought before the TAB for approval.

Joel Klein, age 55, is Executive Vice President and Head of the Debt Restructuring Group of PPMA.  PPMA is a U.S. investment adviser, registered with the SEC, with assets under management for its clients of approximately $97.9 billion as of December 31, 2012.  Mr. Klein served with PPMA from January 1991 through May 1992, and rejoined in October 1996.  His experience in workouts dates back to 1986 when he was with The Bank of New York (formerly Irving Trust Company).  Over the years, he has served on numerous creditors’ committees and boards of directors.  Mr. Klein has an M.B.A. in Finance (1984) and a B.S. in Computer Science (1980), both from the University of Michigan.

James Leda, age 40, is a Managing Director in the Debt Restructuring Group at PPMA.  He joined PPMA in February 2009 from Merrill Lynch, Pierce, Fenner & Smith Inc., where he was the senior high yield automotive analyst.  He has over 17 years of industry experience dealing in distressed and high yield investments including restructurings in the steel and retail sectors in the Corporate Recovery practice at Price Waterhouse.  Mr. Leda earned his M.B.A at the University of Chicago, with a concentration in Analytic Finance, and completed the International Business Exchange Program at the Stockholm School of Economics (both 2001).  He graduated magna cum laude from Indiana University of Pennsylvania with a B.S. in Finance and Accounting (1995), where he has also served as a trustee.

Powers

The Trust Agreement provides that the Liquidating Trustee requires the approval of the TAB with respect to the following matters:

•	any transaction involving the sale, assignment or abandonment of any Liquidating Trust Asset or Assets having a value in excess of $500,000.00;

•
any transaction involving the transfer of any Liquidating Trust Asset or Assets having a value in excess of $500,000.00, except where such transfer involves the purchase of liquid investments or the transfer of cash between one or more bank accounts or investment accounts that are held for the benefit of the Trust;

•
the payment of any account payable or other fee or expense in excess of $750,000.00, other than the payment of vendor invoices in the ordinary course where the services to be provided by any such vendor have been approved in accordance with the Trust’s internal approval procedures as they may be in effect from time to time;

•	any determination to retain professional advisors by the Trust and any compensation arrangements for such professionals;

•	the determination of the amount and timing of any distribution to LTI holders other than a distribution that is made in accordance with Section 4.3(a) of the Trust Agreement;

•	any determination to initiate lawsuits or proceedings other than claims objections in the ordinary course or immaterial lawsuits or proceedings;

•	the dissolution of the Trust, other than in accordance with the terms of the Trust Agreement;

•	any action that is not substantially consistent with the Trust’s then current annual plan and budget; and

•	any increase in the Funding, provided such increase is approved by at least seven (7) members of the TAB (excluding the ex officio member selected by Holdco).

Litigation Subcommittee

The Trust Agreement also provides for the establishment of the Litigation Subcommittee, which committee is responsible for overseeing the defense and prosecution of certain claims and whose members are a subset of the TAB.  The Litigation Subcommittee is currently comprised of four (4) members, one (1) of whom was selected by the Creditors’ Committee, two (2) of whom were selected by the Equity Committee and (C) one (1) member who is the TPS Member.  The current members of the Litigation Subcommittee (each of whom was appointed on shortly after the Effective Date) are as follows: Mr. Kirschner (selected by the Creditors’ Committee), Judge Southard and Mr. Willingham (each selected by the Equity Committee) and Joe McInnis (the TPS Member).

Executive Officers and Significant Employees

In addition to the foregoing, the Trust had the following executive officers and significant employees as of April 1, 2013:

William C. Kosturos	Liquidating Trustee
John Maciel (Trust Professional)	Chief Financial Officer
Charles Edward Smith	Executive Vice President and General Counsel
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above.  Mr. Kosturos, age 51, was appointed as the Liquidating Trustee on March 6, 2012.  Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of Investment.  Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”).  Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations.  Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008.  Previously, from February 2003 to June 2005, he served as interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 46, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M, a management consulting firm specializing in advisory and business consulting services for companies in transition.  The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference.  Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI.  Since 2005, Mr. Maciel has been a Senior Director at A&M. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance.

Mr. Smith, age 43, became an employee and officer of the Trust on the Effective Date.  Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI.    From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as Assistant General Counsel and team lead-corporate finance for part of that time.  In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the Federal Deposit Insurance Company, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008.  Since the Effective Date, Mr. Smith has also served as an officer of Reorganized WMI, including as its Interim Chief Executive Officer.

Ms. Logan, age 52, has served as an Executive Vice President and as the Controller and Assistant Treasurer of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case.  From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008.  Since the Effective Date, Ms. Logan has also served as the Interim Controller and holds the title of Executive Vice President of Reorganized WMI.  Ms. Logan is a Certified Public Accountant (inactive) licensed in the State of California.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have not adopted a code of ethics, nor do we currently intend to do so, because the Liquidating Trustee manages our business and affairs subject to his fiduciary duties as trustee under Delaware law and the terms of the Trust Agreement and is subject to the supervision of the Court with respect to certain matters as specified in the Trust Agreement.  Consistent with his responsibilities under applicable law, the Trustee intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation.

Resident Trustee

CSC Trust Company of Delaware in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services.  For the Reporting Period, the Resident Trustee was paid $4,935.60 in the aggregate for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis in arrears.  For the Reporting Period, the total base compensation that each member of the TAB (including the PPMA Member) was paid was $31,290.32.  In addition, each member of the TAB (excluding the ex officio member) is entitled to receive additional annual incentive compensation not to exceed $50,000, which amounts are to be paid from cash that was transferred to the Trust on the Effective Date, which cash forms part of the Liquidating Trust Assets.  For the Reporting Period, each member of the TAB (including the PPMA Member, but excluding Mr. Zaitzeff) earned the full amount of his incentive bonus of $50,000 notwithstanding that the Reporting Period was less than 12 months, for a total of $450,000 which will be paid in 2013.

In addition to the annual base compensation received by each member of the TAB, each member of the Litigation Subcommittee is paid an additional amount of $10,000 per annum, which amount is paid in 12 equal installments on a monthly basis in arrears.  For the Reporting Period, the total additional compensation that each member of the Litigation Subcommittee (including the PPMA Member) was paid was $7,822.58.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, is paid a monthly rate of $15,000, which rate is subject to adjustment on an annual basis on January 1 each year, and is to be paid from cash that was transferred to the Trust on the Effective Date, which cash forms part of the Liquidating Trust Assets.  For the Reporting Period, compensation that was paid on account of the Liquidating Trustee’s services totaled $125,806.45 in the aggregate.

John Maciel

Pursuant to the terms of the Engagement Letter, the Trust pays A&M $650 per hour for Mr. Maciel’s services.  This rate is subject to adjustment annually at such time as A&M adjusts its rates generally.  The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to the Engagement Letter.  For the Reporting Period, the Trust paid A&M $890,565 in the aggregate for Mr. Maciel’s services rendered to the Trust for that period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012.  A copy of the employment agreement is attached hereto as Exhibit 10.4 and is incorporated herein by reference.  The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking.  In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for three (3) months.   Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof.  For the Reporting Period, Mr. Smith was paid $568,337.53 in the aggregate for services rendered to the Trust for that period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012.  A copy of the employment agreement is attached hereto as Exhibit 10.5 and is incorporated herein by reference.  The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy.  In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary and (b) a pro-rated bonus payment.  Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof.  For the Reporting Period, Ms. Logan was paid $333,864.34 in the aggregate for services rendered to the Trust for that period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The Trust does not have any securities providing the right to vote for the election of the Liquidating Trustee or the Resident Trustee and, consequently, does not have any “voting securities” within the meaning of the Exchange Act and the regulations thereunder applicable to the disclosure of 5% holders of voting securities.

The Trust does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”).  Pursuant to the TSA, each party has agreed to make available to the other certain services and employees.  The Trust currently holds $136.7 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $38,900 (including interest) of Runoff Notes in the DCR.  Reorganized WMI paid the Trust approximately $321,000 for services provided under the TSA in 2012.  The TSA has previously been filed with the SEC and is incorporated herein by reference.

Potential participation by Reorganized WMI in proceeds received with respect to Recovery Claims.

As set forth in the Disclosure Statement, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Disclosure Statement), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued.  As a result, each creditor making such an election conveyed to, and Reorganized WMI retained an economic interest in the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received.  “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties and includes Recovery Claims.  As of the date hereof, no Litigation Proceeds have been received by the Trust with respect to Recovery Claims, but Reorganized WMI could theoretically receive a portion of any proceeds that are received pursuant to the Plan.  In addition, Mr. Willingham is a member of the Litigation Subcommittee, which committee is responsible for the prosecution of Recovery Claims by the Trust.  Mr. Willingham beneficially owns 199,657 shares of common stock of Reorganized WMI.  Mr. Willingham is also a director and Chairman of the Board of Directors of Reorganized WMI, and is a member of Reorganized WMI’s Audit Committee.

Disputed Equity Escrow

As of December 31, 2012, a total of 4.3 million shares of Reorganized WMI common stock and no cash were held in the Disputed Equity Escrow established pursuant to the Plan.  Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A).  The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow.  All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.  Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 case and the administration of the escrow account.  As described in Item 3(b) of this Form 10-K, in connection with the Underwriter Stipulation, the Underwriters, as the holders of Allowed Claims in Class 19, will receive a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow on or about May 1, 2013, such amount having been determined in accordance with the Plan.

Liquidating Trustee and Chief Financial Officer

As previously disclosed, the Engagement Letter between the Trust and A&M provides for the engagement of Mr. Maciel as the Trust’s Chief Financial Officer and, upon the mutual agreement of the Trust and A&M, the provision of additional employees of A&M and/or its affiliates to assist Mr. Maciel in performing his duties as Chief Financial Officer and assist Mr. Kosturos in performing his duties as Liquidating Trustee.  Mr. Kosturos has been a Managing Director at A&M since June 2002 and Mr. Maciel has been a Senior Director at A&M since 2005.  Mr. Kosturos’ powers and responsibilities as Liquidating Trustee are set forth in the Trust Agreement.

Mr. Willingham

In addition to his role as a member of the TAB and the Litigation Subcommittee, as noted above, Mr. Willingham beneficially owns 199,657 shares of common stock of Reorganized WMI, is a director and Chairman of the Board of Directors of Reorganized WMI, and is a member of Reorganized WMI’s Audit Committee.  Furthermore, the Trust currently holds $136.7 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $38,900 (including interest) of Runoff Notes in the DCR.

Mr. Smith

In addition to his role as an employee and General Counsel of the Trust, Mr. Smith is the Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary of Reorganized WMI and holds the titles of President and Executive Vice President of Reorganized WMI.  In addition, as of December 31, 2012, the Trust held $136.7 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $38,900 (including interest) of Runoff Notes in the DCR.  Furthermore, as noted above, Reorganized WMI and the Trust are parties to the TSA, pursuant to which each party has agreed to make available to the other party certain services and employees as described therein.  Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Mr. Smith’s services as an executive of Reorganized WMI.

Ms. Logan

Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for the provision of certain services by Ms. Logan to Reorganized WMI.  Ms. Logan is the Interim Controller and holds the title of Executive Vice President of Reorganized WMI.

(b) Review, approval or ratification of transactions with Related Persons

To avoid any potential conflict, the Trust’s governance procedures require Mr. Willingham to recuse himself from any decision of the TAB that relates to matters involving Reorganized WMI.  In addition, any applicable related party transactions that arise during the life of the Trust will be elevated to the TAB and/or the Board of Directors of Reorganized WMI, as required, for further consideration.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2012	F-1
Unaudited Statement of Changes in Net Assets in Liquidation from the Effective Date through December 31, 2012	F-2
Notes to Unaudited Financial Statements	F-3

(a)(2) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the unaudited financial statements or notes thereto.

(a)(3) Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately follows the F-pages of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WMI LIQUIDATING TRUST
(Registrant)

Date: April 1, 2013	/s/ William C. Kosturos
William C. Kosturos
Liquidating Trustee

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each member of the Trust Advisory Board whose signature appears below constitutes and appoints William C. Kosturos, John Maciel and Charles Edward Smith, and each of them, his or her lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	/s/ William C. Kosturos
William C. Kosturos
Liquidating Trustee (Principal Executive Officer)

Date: April 1, 2013	/s/ John Maciel
John Maciel
Chief Financial Officer (Principal Accounting Officer)

Date: April 1, 2013	/s/ Arnold Kastenbaum
Arnold Kastenbaum
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Marc S. Kirschner
Marc S. Kirschner
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Michael Willingham
Michael Willingham
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Douglas Southard
Hon. Douglas Southard
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Joe McInnis
Joe McInnis
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Matthew Cantor
Matthew Cantor
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Mayur Lakhani
Mayur Lakhani
Member of the Trust Advisory Board

Date: April 1, 2013	/s/ Thomas Korsman
Thomas Korsman
Member of the Trust Advisory Board

WMI LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
as of December 31, 2012
(in thousands, unaudited)

Assets:
Cash and cash equivalents	$21,485

Restricted Cash
Cash held in reserve for litigation costs	17,887
Cash held in reserve for disputed claims	182,962
Other restricted cash	45,611
Total restricted cash	246,460

Global Settlement Agreement Receivable	96,000
Runoff notes	136,739
Runoff notes held in reserve for disputed claims	39
Other assets	4,374
Total assets	$505,097

Liabilities:
Cash held for holders of Allowed Claims	$44,963
Estimated costs to be incurred during liquidation	30,128
Other accrued liabilities	4,383
Accrued liabilities related to reserve for disputed claims	6
Total liabilities	79,480

Net assets in liquidation:
Net assets held in reserve for disputed claims	182,995
Net assets available to Liquidating Trust Interests	242,622
Total net assets	425,617

Total liabilities and net assets	$505,097

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
From the Effective Date through December 31, 2012
(in thousands, unaudited)

Net assets, beginning:	$977,809

Income:
Interest / Investment income	233
Interest income – Runoff Notes	13,416
Recovery of pre-Effective Date expenses	51,345
Other income	2,532
Total income	67,526

Expenses:
Professional fees and services	21,832
Other operating expenses	2,175
Total operating expenses	24,007

Other items:
Change in estimated costs to be incurred during liquidation	9,872
Distributions to LTI holders	(570,400)
Distributions to holders of Allowed Claims	(35,183)

Total changes in net assets	(552,192)

Net assets, ending:	$425,617

The accompanying notes are an integral part of this unaudited financial statement.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Description of Business

WMI Liquidating Trust (the “Trust”) was formed on March 6, 2012 when Washington Mutual, Inc. (“WMI”) and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”) entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and CSC Trust Company of Delaware, as the Delaware resident trustee (the “Resident Trustee”).  The Trust Agreement was entered into pursuant to the Debtor’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as filed with the United States Bankruptcy Court for the District of Delaware (the “Court”) on December 12, 2011 (the “Filed Plan”, and as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).

On March 19, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan was filed with the Court.  The Trust did not contain any assets or otherwise engage in any activity until the Effective Date.

On or shortly after the Effective Date, certain of the Debtors’ assets, as further described below (the “Liquidating Trust Assets”), were transferred to the Trust pursuant to the Plan for the benefit of certain holders of claims against, or equity interests in, the Debtors (the “Trust Beneficiaries”).  Trust Beneficiaries who were projected to receive value on account of their Allowed Claims (as defined in the Plan) against the Debtors have been issued beneficial interests in the Trust (the “Liquidating Trust Interests” or “LTIs”) evidencing their right to receive distributions from the Trust if and to the extent sufficient cash is available with respect thereto.  If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to such Trust Beneficiaries in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement.

The Liquidating Trust Assets consist of all of the assets of the Debtors as of the Effective Date, other than:

•
assets distributed to JPMorgan Chase Bank National Association (“JPMC”) pursuant to that certain Second Amended and Restated Settlement Agreement, dated as of February 7, 2011, by and among the Debtors, the Federal Deposit Insurance Corporation, JPMC, and the other parties thereto (the “Global Settlement Agreement”);

•
WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of WMI Holdings Corp. (formerly known as Washington Mutual, Inc. and referred to herein as “Reorganized WMI”), and (iii) Washington Mutual Bank (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

The sole purpose of the Trust is to hold, manage and administer the Liquidating Trust Assets and distribute the proceeds thereof, if any, to the LTI holders.  The Trust will not, at any time, engage in the conduct of any trade or business other than the liquidation and distribution of the Liquidating Trust Assets, and is intended to qualify as a “liquidating trust” for U.S. federal income tax purposes.

Unless dissolved earlier, the Trust has an initial term of three (3) years through March 19, 2015 (i.e., the third anniversary of the Effective Date), subject to extension for up to an additional three (3) years (subject to certain limited exceptions) with the approval of the Court.

LTIs are non-certificated and non-transferable other than by will, intestate succession or operation of law.

Note 2.  Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination.  Under the liquidation basis of accounting, assets are reported at the estimated net realizable values and liabilities, including the estimated costs to be incurred during liquidation, which costs are stated at their estimated settlement amounts.  The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets.  Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the net realizable values.

The precise nature, amount and timing of any future distribution to the holders of LTIs will depend on, and could be delayed by, among other things, claim settlements with holders of disputed claims, final settlements regarding tax refunds and litigation, proceeds from pursuing Recovery Claims (defined collectively in the Trust Agreement to mean (i) claims against present and former officers and directors of the Debtors for actions arising during the period prior to September 26, 2008 (the “Petition Date”), (ii) claims against professionals and representatives retained by the Debtors with respect to conduct that occurred prior to the Petition Date, and (iii) claims based on conduct that occurred prior to the Petition Date against third-parties for any non-contractual breach of duty to WMI, including, but not limited to, antitrust claims and business tort claims), and unexpected or greater than expected expenses incurred to administer the Trust.  Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until the dissolution of the Trust.  These costs will reduce the amount of net assets available for ultimate distribution to the holders of Liquidating Trust Interests.

The results for the period from the Effective Date through December 31, 2012 (the “Reporting Period”) are not comparable to any prior period because the Trust began operation as a liquidating trust as of the Effective Date.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported values of assets (including net assets in liquidation), liabilities and expenses.  For purposes of these financial statements, management has used the fair market values assigned to the assets for tax reporting purposes, which we believe represent their estimated net realizable values.  Valuation of assets requires management to make difficult estimates and judgments.  Management engaged an independent valuation firm to assist in its estimates for select assets.  Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions.  Any increases in the amount of expenses incurred or decreases in the estimated realizable value of the Liquidating Trust Assets will reduce the amount that is ultimately distributed to the holders of Liquidating Trust Interests.

Cash and Cash Equivalents

As of December 31, 2012, the Trust held $21.5 million of unrestricted cash and cash equivalents.  This amount is principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims.  The cash is held in a demand deposit account or invested in U.S. treasury bills.

Restricted Cash

All restricted cash is either held in demand deposit accounts or invested in U.S. Treasury bills.  As of December 31, 2012, the Trust held $246.4 million of restricted cash and equivalents for the purposes described below:

Cash Held in Reserve for Litigation Costs
The Plan required that the Trust set aside $20.0 million as of the Effective Date to potentially pursue Recovery Claims.  As of December 31, 2012, $17.9 million remains set aside to pursue Recovery Claims.

Cash Held in Reserve for Disputed Claims
From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date (the “Disputed Claims Reserve” or “DCR”).  As of December 31, 2012, the Trust held $183.0 million of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash
As of December 31, 2012, the Trust held other restricted cash and equivalents of $45.6 million.  The majority of other restricted cash is held primarily for the benefit of holders of Allowed Claims who have not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and were paid on February 1, 2013.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk – Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk include the Runoff Notes issued by Reorganized WMI as further described below.

On the Effective Date, Reorganized WMI issued (i) $110.0 million aggregate principal amount of 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Wilmington Trust, National Association, as trustee (the “First Lien Indenture”), and (ii) $20.0 million aggregate principal amount of 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Law Debenture Trust Company of New York, as trustee (together with the First Lien Indenture, the “Indentures”).  Pursuant to the Plan, creditors were entitled to elect a distribution of Runoff Notes in lieu of cash received on the Effective Date.  To the extent that eligible creditors did not elect all of the Runoff Notes, any remaining balance of the Runoff Notes was transferred to the Trust.  The Plan provides the conditions under which the Trust can distribute the Runoff Notes.  The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which Reorganized WMI will deposit distributions it receives of “Runoff Proceeds” (as defined in the Indentures, and referred to herein as the “Collateral Account”), and (b) the equity interests in, and the excess assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, solely to the extent that a lien has been granted therein.  Any such lien is subject to regulatory approval and, as of the date of these financial statements, no such regulatory approval has been obtained.

Except in very limited circumstances, holders of Runoff Notes will have no other recourse against Reorganized WMI or its subsidiaries for payments due on the Runoff Notes.  In addition, although the trustee for the Runoff Notes has the right to enforce certain rights and remedies against Reorganized WMI upon the occurrence of certain events of default, as and to the extent set forth in the Indentures, there can be no assurance that the Runoff Proceeds (regardless of whether or not deposited into the Collateral Account) and other recourse assets described above will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full.  Indeed, in the Disclosure Statement, the Debtors projected that the Runoff Proceeds will be sufficient to satisfy only a portion of the principal and interest owed in connection with the Second Lien Notes.

Additional concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.  As of December 31, 2012, the Trust held cash and cash equivalents and restricted cash of $79.0 million in excess of the FDIC insurance limits.

Financial Instruments

The Trust’s net assets in liquidation as of December 31, 2012 included the following financial instruments: (i) cash and cash equivalents, and (ii) Runoff Notes.  As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”).  The aggregate value of the subsidiaries’ assets as of December 31, 2012 is $209,000, which amount is comprised of cash and cash equivalents.  Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

The accompanying consolidated financial statements include the accounts of the Trust and all of its subsidiaries.  All material intercompany transactions and account balances have been eliminated in consolidation.

Income Taxes

The Trust, as a liquidating trust, is intended to qualify as a “grantor trust” for U.S. federal income tax purposes other than as discussed below with respect to the DCR portion of the Trust.  A grantor trust, as a pass-thru entity, is generally not treated as a separate taxpaying entity and, as such, it is not anticipated that the Trust will be subject to U.S. federal income taxation other than as discussed below with respect to the DCR portion of the Trust.

Instead, each LTI holder is treated for U.S. federal income tax purposes as a direct owner of an indivisible portion of the underlying assets of the Trust (other than those held on account of disputed claims in the DCR) reflective of its relative economic interest in the Trust.  Accordingly, each LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to its portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is made to the holder by the Trust.

Note 3.  Disputed Claims Reserve

Since the Effective Date, the Trust has retained in the DCR, for the benefit of each holder of a disputed claim, cash, LTIs, and, to the extent elected by the holder of a disputed claim, Runoff Notes, together with any gains or income attributable to any of the foregoing.  The amounts retained are calculated as if each of the claims is an Allowed Claim (as defined in the Plan) in an amount equal to the lesser of (i) the liquidated amount set forth in the filed proof of claim relating to such disputed claim, (ii) the amount in which the disputed claim shall be estimated by the Court pursuant to section 502 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) and constituting the maximum amount of such claim should it become an Allowed Claim, and (iii) such other amount as may be agreed upon by the holder of such disputed claim and the Liquidating Trustee.  Additional amounts have also been retained to pay for potential payroll related taxes and other contingencies as deemed appropriate by the Liquidating Trustee.

Pursuant to the Plan and the Trust Agreement, the Liquidating Trustee (A) treats the DCR as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and (B) to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes.  Accordingly, the DCR is a separate taxable entity for U.S. federal income tax purposes, and all distributions from such reserve are taxable to such reserve as if sold at fair market value.  Any distributions from the DCR will be treated for U.S. federal income tax purposes as if received directly by the recipient from the Debtors on the original claim or equity interest of such recipient.

As of December 31, 2012, the assets held in the DCR included cash of $183.0 million and $38,900 (including interest) of Runoff Notes, and a pro rata share of the remaining net assets of the Trust.  Assets of the DCR will be made available to the LTI holders in accordance with the Plan as and when disputed claims become disallowed.  The claims attributable to the funds and LTIs in the DCR are not a liability of the Trust; therefore, no estimate has been made as to the amount of claims which will ultimately be allowed and the distributions which will go to disputed claimants as opposed to current LTI holders.  Rather, the financial statements report the net assets being held specifically on behalf of the disputed claimants and the net asset value available to all LTI holders.

Note 4.  Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively.  Total net refunds remaining are estimated to be between $200.0 million and $600.0 million, of which the Trust would receive between $40.0 and $120.0 million.  An escrow account was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement.  As of December 31, 2012, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, is $96.0 million.

The receivable includes, but is not limited to, the following items:

WMI initiated a suit in the U.S. District Court of Western Washington at Seattle (“District Court”) and two suits in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years.  In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year.  In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets.  The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds.  A trial to determine the amount of tax basis was held in December of 2012.  As of the date hereof, a decision has not been issued.  It is anticipated that the Court of Claims actions will be tried during the 2014 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments.   Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and Subsidiaries originally filed returns.  The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues.  In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is entitled to as a result of its audit of the returns filed by WMI and its subsidiaries for the tax years 1999 through 2006.

Note 5.  Runoff Notes

On the Effective Date, Reorganized WMI issued $110.0 million aggregate principal amount of First Lien Notes and $20.0 million aggregate principal amount of Second Lien Notes.  The Runoff Notes mature on the eighteenth (18th) anniversary of the Effective Date and bear interest at a rate of thirteen percent (13%) per annum (payable in cash to the extent of available Runoff Proceeds or in kind through the capitalization of accrued interest at the rate of thirteen percent (13%) per annum to the extent Runoff Proceeds are unavailable).  The Trust received $108.2 million aggregate principal amount of First Lien Notes and $19.7 million aggregate principal amount of Second Lien Notes on or shortly after the Effective Date (not including $1.0 million of First Lien Notes and $0.2 million of Second Lien Notes held in the Disputed Claims Reserve on behalf of holders of disputed claims who elected to obtain Runoff Notes instead of cash).  As further described in the Plan, the repayment of the Runoff Notes is limited to, and reliant solely upon, certain proceeds from WMMRC, a wholly-owned subsidiary of Reorganized WMI.  Except under limited circumstances, holders of Runoff Notes have no recourse to Reorganized WMI or any other entity should the Runoff Notes remain unpaid on their maturity date.

Effective as of June 30, 2012, $1.0 million of First Lien Notes and $188,700 of Second Lien Notes were released from the Disputed Claims Reserve and became unreserved assets of the Trust, inasmuch as the disputed claims that were related thereto were disallowed.

During the Reporting Period, on October 12, 2012, Reorganized WMI redeemed $2.0 million of First Lien Notes held by the Trust.  In addition, the Trust earned $13.4 million of interest with respect to the Runoff Notes.  This interest was comprised of (in millions):

Cash interest	$3.6
Capitalized interest	$8.3
Accrued interest as of December 31, 2012	$1.5
Total interest	$13.4

As of December 31, 2012, the Trust owned $114.8 million of First Lien Notes, including capitalized and accrued interest, and $21.9 million of Second Lien Notes, including capitalized and accrued interest.  These amounts do not include $32,600 of First Lien Notes and $6,300 of Second Lien Notes held in the Disputed Claims Reserve.

On or about March 1, 2013, the Trust received $24.8 million in interest and principal on account of First Lien Notes held by the Trust.  The Trust was also notified that Reorganized WMI had elected to make a payment-in-kind interest payment on the Second Lien Notes.  Immediately after the foregoing, the Trust owns $92.4 million of First Lien Notes and $22.4 million of Second Lien Notes.

The Plan provides that upon the earlier to occur of (a) the determination of the Trust Advisory Board, with the consent of each LTI holder which would be a recipient of Runoff Notes, (b) all Allowed CCB-1 Guarantees Claims and Allowed CCB-2 Guarantees Claims (as defined in the Plan) being paid in full in accordance with Articles XIX and XX of the Plan, respectively, and (c) the Runoff Notes being the sole remaining Liquidating Trust Asset, the balance of the Runoff Notes in the Trust, as the balance thereof may have been reduced from time-to-time, shall be distributed to LTI holders with outstanding balances as of the date thereof.  To the extent that a holder of an Allowed Claim receives Runoff Notes pursuant to such a distribution, the amount of such holder’s outstanding LTI amount shall be reduced on a dollar-for-dollar basis by the lesser of (i) the original principal amount of the Runoff Notes so received and (ii) the then outstanding principal amount (without regard to any interest paid-in-kind) of the Runoff Notes so received.  Therefore, the net realizable value currently reported for the Runoff Notes may not reflect the amount of the LTI balance that will be reduced if distributed directly to LTI holders.

Note 6.  Cash Held for Allowed Claimants

The Plan requires that holders of Allowed Claims shall provide releases before receiving a distribution.  Holders of Allowed Claims had one year after the Effective Date to provide the release (which period expired on March 19, 2013, as discussed above and below).  The Trust recorded a liability for cash that would have been distributed to holders of Allowed Claims who had not provided a release as of December 31, 2012.  This liability is reflected in the $45.0 million liability for Cash Held for Holders of Allowed Claims as of December 31, 2012, of which $42.4 million is related to claims for which the Trust had not received releases as of December 31, 2012.  On February 1, 2013, $3.5 million was released to claimants that had recently tendered a release prior to that date, thereby reducing the amount remaining to $38.9 million.  The remainder, totaling $2.5 million, relates to distributions to be made to recently Allowed Claims as of December 31, 2012, or other Allowed Claims awaiting certain actions.  The cash held for these claims is presented as Restricted Cash.

The deadline for providing a release was March 19, 2013.  After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust.  The releases that were received prior to the deadline are currently being reviewed and the amounts are subject to change.  However, as of March 19, 2013, the Trust estimates that the cash which may become available as a result of the expiration of the March 19, 2013 deadline will be $15.8 million.

Note 7.  Estimated Costs to be Incurred During Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets.  On the Effective Date, the Trust estimated the costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses.  For the Reporting Period, the Trust incurred operating expenses of $21.8 million (not including $2.1 million of expenses to pursue Recovery Claims).  Based on the status of the Trust’s activities as of December 31, 2012, the Trust estimated that expenses during the remaining life of the Trust will be $30.1 million.  Therefore, the Trust expects the total costs to be incurred throughout the life of the Trust (assuming no extension of the initial three (3) year period set forth in the Trust Agreement) to be $51.9 million.  Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

The Trust has not accrued for expected costs to pursue Recovery Claims.  For the Reporting Period, the Trust incurred and has paid $2.1 million in expenses to pursue Recovery Claims.  An amount of $20.0 million (the Litigation Funding) was allocated to the Litigation Subcommittee, a subcommittee of the TAB, on the Effective Date to be used for the prosecution of Recovery Claims.  The amount of Litigation Funding remaining at December 31, 2012 is $17.9 million.

Note 8.  Recovery of Pre-Effective Date Expenses

On or shortly after the Effective Date, certain of the Debtors’ obligations were also transferred to the Trust to pay for expenses incurred prior to the Effective Date.  As of March 19, 2012, the Trust had recorded a liability for estimated expenses incurred prior to the Effective Date of $94.1 million.  The liability was primarily comprised of the Trust’s estimate of fees incurred by professionals prior to the Effective Date.  The Court entered an order on August 1, 2012 [D.I. 10476] approving the final fee applications for professionals retained by the Debtors during the Debtors’ bankruptcy proceedings.  The actual fees incurred and approved by the Court were substantially less than the original estimate.  During the Reporting Period, the Trust has recorded income of $51.3 million for the recovery of expenses incurred prior to the Effective Date, which was primarily driven by the lower than estimated professional fees.

Note 9.  Distributions to Holders of Allowed Claims

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement.  These distribution procedures include a reserve mechanism (the DCR) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date and the issuance of LTIs and Runoff Notes (as defined herein) in respect thereof if and when such claims are allowed.

Distributions to LTI holders during the Reporting Period totaled $570.4 million, which amount was principally sourced from releases from the Disputed Claims Reserve due to claims being disallowed, the reduction of the reserve for pre-Effective Date expenses and the monetization of various Liquidating Trust Assets.

In addition to payments to reduce LTI balances, the Trust distributed $35.2 million to claimants during the Reporting Period who were either deemed allowed during the Reporting Period or received a redistribution of the initial $6.5 billion distribution that was made by the Debtors on or about the Effective Date pursuant to an order entered by the Court.

As of December 31, 2012, the Trust has satisfied the entire amount of the pre-Petition Date and post-Petition Date claims of Class 2 (Senior Notes (except for the remaining post-petition interest claim of the Senior Floating Notes, which is subordinated to a lower level pursuant to the Plan)) and Class 3 (Senior Subordinated Notes).

Note 10.  Disputed Equity Escrow

In addition to the DCR, the Plan provides for an escrow to be established to hold shares of Reorganized WMI for distribution based on the resolution of disputed equity interests by the Court (the “Disputed Equity Escrow”).  A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date.  The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and are not recorded as an asset of the Trust for financial accounting purposes and are not part of the Trust for U.S. federal income tax purposes.  However, the Liquidating Trustee is the escrow agent for the Disputed Equity Escrow.  The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.

As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.

As described in Note 13, in connection with the Underwriter Stipulation (as defined in Note 13), the Underwriters (as defined in Note 13), as the holders of Allowed Claims in Class 19, will receive a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow on or about May 1, 2013.

Note 11.  Indemnification and Guarantees

The Trust Agreement provides for the Trustee, the members of the Trustee Advisory Board, and their respective agents, employees, officers, directors, professionals, accountants, advisors, representatives and principals (each an “Indemnified Party”) to be indemnified by the Trust with respect to losses or claims which an Indemnified Party may incur, or to which an Indemnified Party may become subject, in connection with the acts or omissions of the Trustee or a member of the TAB Board except for acts or omissions arising out of an Indemnified Party’s gross negligence, fraud or willful misconduct.

Note 12.  Contingencies

Liabilities

All liabilities of the Trust have been recorded at the estimated settlement amount.  The Trust is not subject to any known additional contingent liabilities.  As discussed in Note 3, disputed claims are not considered a liability.  Rather, the DCR is a trust beneficiary which holds cash and LTIs on behalf of disputed claim holders and the Trust has reported the net assets available to trust beneficiaries.

Gain contingencies

Liquidation basis accounting requires the Trust to report the net realizable value of all of its assets.  In addition to the assets recorded and described in these notes, the Trust is also involved in the following actions:

Insurance Coverage Action

On October 8, 2012, the Trust filed a complaint in the Delaware Superior Court for New Castle County against 11 insurance carriers (the “Carriers”) that issued director and officer insurance policies purchased by WMI before it filed for bankruptcy (the “D&O Policies”).  The complaint initiated the lawsuit captioned WMI Liquidating Trust v. XL Specialty Insurance Co., et al., C.A. No. N12C-10-087 MMJ CCLD (the “Insurance Coverage Action”).  In the complaint, the Trust alleges, among other things, that the Carriers breached their obligations under the D&O Policies because they denied coverage and are refusing to pay defense costs for a claim (the “Asserted Claim”) based on a $500.0 million transfer from WMI to WMB that took place on September 10, 2008.  In the Insurance Coverage Action, the Trust seeks (i) damages for breach of the D&O Policies, (ii) damages for breach of the Carriers’ duties of good faith and fair dealing, (iii) declaratory judgment as to the Carriers’ obligations under the D&O Policies, and (iv) other relief specified in the complaint.

No trial date has been set in the Insurance Coverage Action.  On February 1, 2013, the Carriers filed a motion to dismiss the Insurance Coverage Action.  The hearing on the motion to dismiss is scheduled to take place on April 19, 2013.

Bermuda Proceeding

On March 15, 2012, WMI filed a complaint in the Court against the Carriers (including Allied World Assurance Company Ltd. (“Allied”)) for breach of the D&O Policies and declaratory relief.  The complaint initiated an adversary proceeding in the Court (the “Coverage Adversary Proceeding”).

On May 20, 2012, Allied filed an Originating Summons in the Supreme Court of Bermuda, Civil Jurisdiction (Commercial Court) against WMI, the Liquidating Trustee and the Resident Trustee, thereby initiating the proceeding captioned Allied World Assurance Company, Ltd. v. Washington Mutual, Inc., 2012 No. 186 (the “Bermuda Action”).  Although the Liquidating Trustee and the Resident Trustee are parties to the Bermuda Action, the Trust is not.  In the Bermuda Action, Allied seeks an injunction requiring that any dispute relating to the coverage provided by Allied’s insurance policy be decided in a Bermuda arbitration proceeding, as well as payment of the costs of the lawsuit (including attorneys’ fees).  In response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to WMI, the Liquidating Trustee and the Resident Trustee on May 31, 2012, prior to the time that the Trust or the defendants in the Bermuda Action had notice of the proceeding.  On October 4, 2012, unrelated to the Bermuda Action, the Coverage Adversary Proceeding was dismissed.

The Trust and Allied continue to dispute whether any arbitration provision is applicable and whether the injunction order of the Bermuda Supreme Court has any force or effect.  To defer the institution or continuation of any further proceedings between them, WMI, the Trust and Allied have entered into a Standstill and Non-Waiver Agreement that provides, among other things, that the Bermuda Action will be stayed and all statutes of limitations shall be tolled until the sooner of ten (10) days after the conclusion of the Insurance Coverage Action or ten (10) days after any of WMI, the Trust or Allied gives notice of its election to terminate the tolling agreement.  On December 6, 2012, the Bermuda Supreme Court entered an order staying the Bermuda Action.

Goldman Investigation

In December 2012, the Trust filed a motion before the Court seeking discovery of documents and a deposition from Goldman Sachs.  The motion seeks information from Goldman Sachs related to its trading and lending activity with respect to WMI securities in the period prior to WMI’s bankruptcy.  The motion indicates that such documents may be relevant to potential claims against Goldman Sachs for breach of contract and other causes of action.  Goldman Sachs and the Trust have agreed to postpone judicial resolution of this motion and the parties are currently attempting to negotiate the terms of a voluntary production of material by Goldman Sachs that would eliminate the need for a ruling on the motion.

Note 13.  Subsequent Events

Payments with respect to First Lien Notes

On or about March 1, 2013, the Trust received $24.8 million in interest and partial redemption on the First Lien Notes.  The Trust was also notified that Reorganized WMI had elected to make a payment-in-kind interest payment on the Second Lien Notes.  Immediately after the foregoing, the Trust owns $92.4 million of First Lien Notes and $22.4 million of Second Lien Notes.

Releases

Refer Note 6.

Underwriters’ Claim

On March 28, 2013, the Trust entered into a stipulation (the “Underwriter Stipulation”) with certain underwriters (including Morgan Stanley, Credit Suisse, and Goldman Sachs, and collectively referred to herein as the “Underwriters”) who had filed indemnification claims totaling $96.0 million against the Debtors for legal fees and settlement costs incurred in defending securities fraud action claims brought against the Underwriters in connection with their role underwriting various security issuances by the Debtors.  During the course of the Debtors’ chapter 11 cases, the Debtors objected to the indemnification claims and the claims were subordinated to Class 18 and Class 19 (as defined in the Plan).  Pursuant to the terms of the Underwriter Stipulation, the parties have agreed that (a) the Underwriters’ $24.0 million Class 18 claim will be disallowed in full, and (b) the Underwriters’ $72.0 million Class 19 will be allowed in full.  Accordingly, pursuant to the Plan, the Underwriters, as the holders of Allowed Claims in Class 19, will receive a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow, such amount having been calculated in accordance with the Plan.  The Underwriters have also reserved any rights they may have to defend against claims brought against them by the Trust and have released the Trust from any possible affirmative claims.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the period commencing on March 19, 2012 and ended on December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description
2.1
Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code filed on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

2.2
Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on December 16, 2011.

2.3
Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the United States Bankruptcy Court for the District of Delaware, and as filed with the Securities and Exchange Commission under of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

10.1
WMI Liquidating Trust Agreement, dated as of March 6, 2012, by and among Washington Mutual, Inc. and WMI Investment Corp., as debtors and debtors-in-possession, William C. Kosturos, as liquidating trustee, and CSC Trust Company of Delaware as the Delaware resident trustee of the WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 12, 2012, as amended by Amendment No.1 to the WMI Liquidating Trust Agreement dated as of August 1, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on August 7, 2012.

10.2
Engagement Letter between WMI Liquidating Trust and Alvarez & Marsal North America, LLC, dated as of March 29, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on April 4, 2012.

10.3
Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on March 23, 2012, as amended by Amendment No.1 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on September 27, 2012.

10.4	Employment Agreement between WMI Liquidating Trust and Charles Edward Smith, dated April 30, 2012.
10.5	Employment Agreement between WMI Liquidating Trust and Doreen Logan, dated April 30, 2012.
31.1*	Certification of WMI Liquidating Trust’s liquidating trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the WMI Liquidating Trust’s liquidating trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.