Form 10-K
period 2013-12-31
WMI Liquidating Trust
filed 2014-03-31
CIK 1545078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54922

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2013:

Not applicable. Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

WMI LIQUIDATING TRUST

2013 FORM 10-K

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to WMI Liquidating Trust, the use of “WMI” refers to Washington Mutual, Inc., and the use of “Reorganized WMI” refers to WMI Holdings Corp. (formerly known as Washington Mutual, Inc.).

The Trust is following the modified reporting methodology under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that is described in the REMEC Liquidating Trust no-action letter, issued by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on March 28, 2011 (the “REMEC No-Action Letter”). In accordance with the approach outlined in the REMEC No-Action Letter and the accompanying request, during the life of the Trust (which as described below is three (3) years, which term may be extended for up to three (3) more years or a maximum of six (6) years, subject to certain limited exceptions, with the approval of the United States Bankruptcy Court for the District of Delaware (the “Court”)), the Trust will not file Quarterly Reports on Form 10-Q with the SEC, but will timely file (i) Annual Reports on Form 10-K containing unaudited financial statements, and (ii) Current Reports on Form 8-K to report material events as they occur. The Trust has a calendar fiscal year, but was not created until March 6, 2012, when WMI and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”), entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and CSC Trust Company of Delaware, as the Delaware resident trustee (the “Resident Trustee”). The Trust did not own or otherwise hold title to any assets or otherwise engage in any activity until March 19, 2012, the effective date of the Debtors’ chapter 11 plan (the “Effective Date”) as described below in Item 1 of Part 1 of this Form 10-K. Accordingly, the Trust’s reporting period for fiscal year 2012 commenced March 19, 2012 and ended December 31, 2012 and, on that basis, references in this report to financial information for 2012 refer to this abbreviated period. The Trust’s reporting period for fiscal year 2013 commenced on January 1, 2013 and ended December 31, 2013.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict. Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for 2013. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

The Liquidating Trust Assets consist of all of the assets of the Debtors as of the Effective Date (for a description of the assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein), other than:

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

LTIs are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2013 and Recent Developments

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

Distributions

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement. These distribution procedures include a reserve mechanism (the “Disputed Claims Reserve” or “DCR”) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date (or as amended and reinstated after the Effective Date by order of the Court) and the issuance of LTIs and Runoff Notes (as defined herein) in respect thereof if and when such claims are allowed.

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

The chart below summarizes the distributions made to LTI holders since the Effective Date (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
June 8, 2012	$414.9	$43.7	$458.6	Paid to Tranche 2	June 8, 2012
August 1, 2012	69.8	3.9	73.7	Paid to Tranche 2	July 27, 2012
November 1, 2012	85.7	2.2	87.9	Paid to Tranches 2 and 3. Tranche 2 LTIs have been paid in full.	November 2, 2012
Total – 2012	$570.4	$49.8	$620.2
May 1, 2013	$21.8	$0.6	$22.4	Paid to Tranche 3	May 1, 2013
August 1, 2013	5.9	0.1	6.0	Paid to Tranche 3	July 31, 2013
November 1, 2013	16.7	0.4	17.1	Paid to Tranche 3. Tranche 3 LTIs have been paid in full.	October 31, 2013
December 31, 2013	0.1	0.0	0.1	De Minimis LTIs (LTIs with balances less than $500 have been paid in full)	January 31, 2014
Total – 2013	$44.5	$1.1	$45.6
Total – Cumulative	$614.9	$50.9	$665.8

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable after the Effective Date:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
March 31, 2012	May 1, 2012	$3.2
May 30, 2012	June 8, 2012	0.3
June 30, 2012	August 1, 2012	17.3
June 30, 2012	August 15, 2012	1.9
September 30, 2012	November 1, 2012	9.6
November 1, 2012*	November 1, 2012	0.4
December 31, 2012**	February 1, 2013	2.5
Total 2012		$35.2
March 31, 2013	May 1, 2013	0.9
June 30, 2013***	August 1, 2013	—
December 31, 2013**	February 1, 2014	3.2
Total 2013		$4.1
Total – Cumulative		$39.3

*	A redistribution of funds within the same class. Distribution does not represent a claim that was previously disputed.
**	These allowed amounts were recognized as a reduction of net assets as of December 31 and paid on February 1 of the following year.
***	Distribution of less than $5,000 paid to one allowed claimant.

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

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2013 tax returns on or about April 1, 2014. LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

The Trust Agreement also provides for the establishment of the TAB, which is responsible for approving certain decisions of the Liquidating Trustee and is currently comprised of seven (7) members. The members of the TAB are paid an annual fee and are entitled to receive additional incentive compensation based on the achievement of certain performance thresholds as further detailed in the Trust Agreement. For further information regarding the TAB, please refer to Items 10 and 11 of this Form 10-K.

The Trust Agreement also provides for a subcommittee of the TAB, the Litigation Subcommittee, which oversees the prosecution of Recovery Claims and the defense of proposed settlements, abandonments or dispositions of claims asserted against the Trust (other than De Minimis GUC Claims (as defined in the Plan) or claims previously asserted against the Debtors or the Debtors’ estates within Class 17A (WMB Senior Notes Claims), Class 17B (WMB Subordinated Notes Claims) and Class 18 (Subordinated Claims)). The Litigation Subcommittee is currently comprised of four (4) members, each of whom is entitled to receive $10,000 of additional annual base compensation for their services. For further information regarding the Litigation Subcommittee, please refer to Items 10 and 11 of this Form 10-K.

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

In addition to the foregoing, the following individuals are currently executive officers or employees of the Trust as specified below:

Name	Title
John Maciel*	Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel & Secretary
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer

*	Trust Professional.

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

The allowed amount of certain claims that are currently disputed could be more than projected in the Disclosure Statement, which in turn, could cause the value of distributions to certain Trust Beneficiaries to be reduced substantially or in whole. In addition, certain claims may continue to accrue post-Petition Date interest such that delays in distributions could reduce distributions available for other Trust Beneficiaries.

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

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)). As of December 31, 2013, outstanding allowed and disputed Subordinated Claims totaled $42.4 million. Furthermore, and as discussed in more detail in Item 3 of this Form 10-K under “Mortgage Pass-Through Litigation”, the Court has indicated that it may allow certain Claimants to re-file their proof of claim as either a General Unsecured Claims (as defined in the Plan) or a Subordinated Claim when recoveries are available to holders of Subordinated Claims. Such re-filing and the ultimate resolution of Subordinated Claims will likely affect the amount, if any, of distributions that would otherwise be available to the former holders of Equity Interests.

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

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2013 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets. In the event that the net realizable value is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

Liabilities and expenses associated with the administration of the Trust, such as insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries. These expenses and liabilities will reduce the amount of Liquidating Trust Assets available for future distribution to Trust Beneficiaries. The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets, excluding the costs of pursuing Recovery Claims. As mentioned elsewhere in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust for the period ended December 31, 2013. The Trust believes such estimates and assumptions are reasonable under the Trust’s currently existing facts and circumstances. Nevertheless, the Trust’s operational facts and circumstances are subject to change and amounts required to operate and administer the Trust could be significantly higher than estimates and assumptions made by the Trust as of December 31, 2013.

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

Additional expenses and liabilities will be incurred if the term of the Trust is extended, thereby potentially reducing Liquidating Trust Assets distributable to the Trust Beneficiaries.

The initial term of the Trust is scheduled to expire on the third (3rd) anniversary of the Effective Date (i.e., March 19, 2015). There can be no assurances that the Trust will be able to complete the recovery and liquidation of the Liquidating Trust Assets prior to the expiry of the Trust’s initial term. As a result, pursuant to the terms of the Trust Agreement, the initial term of the Trust can be extended for up to an additional three (3) years by order of the Court. If the Trust’s initial term is extended, then the Trust will incur additional liabilities and expenses while it continues to operate during any such extension, which could significantly reduce the amount of Liquidating Trust Assets that may ultimately be distributed to Trust Beneficiaries. As of the date of this report, it is possible, if not probable, that the term of the Trust will be extended; however, we are unable to predict the length of any such extension.

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

The Trust Agreement provides that in the event of the resignation, removal, incapacity or other reason for the Liquidating Trustee’s inability to continue to serve as Liquidating Trustee, a successor Liquidating Trustee will be appointed by a majority of the TAB or, if a successor Liquidating Trustee is not appointed by the TAB within 30 days after the Liquidating Trustee ceases to serve in that role, then by the Court. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final distribution of the Liquidating Trust Assets and the dissolution of the Trust.

The Trust has limited personnel resources which could adversely affect its operations.

We have very limited staffing and management resources and we are highly dependent on Trust Professionals and a limited number of employees to carry out our operations and manage our affairs. While Trust Professionals and our employees are engaged or employed, as the case may be, pursuant to currently effective engagement letters or employment agreements, such engagement letters or employment agreements can be terminated in accordance with their terms and one or more of such terminations, if effected prior to the expiration of the term of the Trust, could materially and adversely affect our operations, delay completion of the recovery and liquidation of Liquidating Trust Assets, and/or delay and/or reduce distributions of Liquidating Trust Assets to Trust Beneficiaries.

Non-recourse nature of the Runoff Notes; full satisfaction of principal and interest due on the Runoff Notes.

On the Effective Date, Reorganized WMI issued (i) $110.0 million aggregate principal amount of 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Wilmington Trust, National Association, as trustee (the “First Lien Indenture”), and (ii) $20.0 million aggregate principal amount of 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, between Reorganized WMI and Law Debenture Trust Company of New York, as trustee (together with the First Lien Indenture, the “Indentures”). Pursuant to the Plan, creditors were entitled to elect a distribution of Runoff Notes in lieu of cash received on the Effective Date. To the extent that eligible creditors did not elect all of the Runoff Notes, any remaining balance of the Runoff Notes was transferred to the Trust. The Plan provides the conditions under which the Trust shall distribute the Runoff Notes. As of December 31, 2013, the Trust owned $105.9 million of Runoff Notes (including interest) for the benefit of all LTI holders. In addition, the Trust (through the DCR) held $30,218 of Runoff Notes (including interest) on behalf of disputed claim holders who elected Runoff Notes in lieu of cash. The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which Reorganized WMI will deposit distributions it receives of “Runoff Proceeds” (as defined in the Indentures, and referred to herein as the “Collateral Account”), and (b) the equity interests in, and the excess assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, solely to the extent that a lien has been granted therein. Any such lien is subject to regulatory approval.

As of the date of this report, the Trust is aware that Reorganized WMI has disclosed that WMMRC filed an application with the Insurance Division of the State of Hawaii (the “Insurance Division”) for WMMRC to form a “protected cell” and to grant certain additional liens and guarantees in favor of holders of Runoff Notes, as contemplated by the Indentures and as described above. The Insurance Division approved WMMRC’s request to form such protected cell, but denied the request to grant such additional liens and guarantees. On the basis of the foregoing, Reorganized WMI recently disclosed that it will not proceed with the formation of such protected cell. As a result, there can be no assurances that holders of Runoff Notes will ever benefit from any additional liens on, or equity interests in, the excess assets of WMMRC or any other entity that may hold WMMRC’s existing portfolio of assets.

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

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities. It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions. Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance. The Second Lien Notes include certain restrictions on accumulation of 4.75% or more of the aggregate principal amount of such notes which restrictions may represent significant impediments to a holder of Second Lien Runoff Notes seeking to dispose of or otherwise transfer Second Lien Runoff Notes held by such holder.

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

Recovery Claims

The Plan required that the Trust set aside $20.0 million (the “Litigation Funding”) to potentially pursue recoveries from pending and future investigations, litigations (other than tax-related litigation) and to defend certain claims. In connection with a distribution to LTI holders in November 2013, the Trust’s Litigation Subcommittee authorized a release of $12 million from the Litigation Funding to partially fund such distribution. In accordance with the terms of the Trust Agreement, as recently amended, the Litigation Subcommittee may require, subject to applicable conditions, that the Trust replenish the Litigation Funding by up to $12 million, on an-as needed basis, from unrestricted funds currently held by the Trust, or as funds become available in the future.

The status of each of the current Recovery Claims, as of March 31, 2014, is described below:

D&O Claims and the Insurance Coverage Action

In April 2009, following a preliminary investigation, the Official Committee of Unsecured Creditors of Washington Mutual, Inc., et al. (the “Committee”), in its capacity as authorized representative of WMI’s chapter 11 bankruptcy estate, sent a letter to WMI and certain of its former directors and officers (the “D&Os”) providing them “Notice of Circumstances Resulting in Potential Claims” in connection with, among other things, a $500.0 million transfer from WMI to WMB that took place on September 10, 2008 (the “September Downstream”). After further investigation, the Committee and WMI sent a demand letter dated October 13, 2011 to several of the D&Os, asserting a claim (the “Asserted Claim”) and indicating their intent to pursue litigation against the D&Os in the absence of a negotiated resolution of the D&Os’ liability in connection with the September Downstream. The Asserted Claim has not been resolved.

On October 8, 2012, the Trust filed a complaint in the Delaware Superior Court for New Castle County against 11 insurance carriers (the “Carriers”) that issued director and officer insurance policies purchased by WMI before it filed for bankruptcy (the “D&O Policies”). The complaint initiated the lawsuit captioned WMI Liquidating Trust v. XL Specialty Insurance Co., et al., C.A. No. N12C-10-087 MMJ CCLD (the “Insurance Coverage Action”). In the complaint, the Trust alleges, among other things, that the Carriers breached their obligations under the D&O Policies because they denied coverage and are refusing to pay defense costs for a claim (the “Asserted Claim”) based on a $500.0 million transfer from WMI to WMB that took place on September 10, 2008. In particular, the Trust seeks (i) damages for breach of the D&O Policies, (ii) damages for breach of the Carriers’ duties of good faith and fair dealing, (iii) declaratory judgment as to the Carriers’ obligations under the D&O Policies, and (iv) other relief specified in the complaint. The Carriers filed a motion to dismiss the Insurance Coverage Action, which was denied by the Superior Court. Thereafter, the Carriers sought and obtained leave for interlocutory appeal of the denial of their motion to dismiss. The Supreme Court of Delaware, sitting en banc, heard oral argument on such appeal on March 5, 2014. Otherwise, no trial date has been set in the Insurance Coverage Action.

Goldman Investigation

In December 2012, the Trust filed a motion before the Court seeking discovery of documents and a deposition from Goldman Sachs. The motion sought information from Goldman Sachs related to its trading and lending activity with respect to WMI securities in the period prior to WMI’s bankruptcy. The motion indicated that such documents may be relevant to potential claims against Goldman Sachs for breach of contract and other causes of action. During the course of the Trust’s investigation, Goldman Sachs and the Trust agreed to postpone judicial resolution of the Trust’s motion, subject to Goldman Sachs agreeing to voluntarily produce material by Goldman Sachs that would eliminate the need for a ruling on the motion. Goldman Sachs produced certain materials voluntarily and such materials were reviewed by counsel to the Trust and by consultants retained by the Trust with expertise in the type of securities transactions involved. During the course of such review, the Trust’s advisors identified potential claims against a separate third party and investigated those claims as well. At this time, having reviewed the records and materials produced in connection with the foregoing (and mindful of the legal requirements applicable to the actual assertion of a claim (including Rule 11 of the Federal Rules of Civil Procedure)), the Litigation Subcommittee has determined to terminate its investigation of these claims because the evidence and information reviewed does not support pursuit of such claims. In connection with the foregoing, the above-referenced motion filed with the Court was withdrawn in late 2013.

Other Investigations

The Litigation Subcommittee, through its professionals, also investigated potential claims against both pre- and post-petition advisors, including investment banking advisors, law firms, WMI’s former public accounting firm and claims against certain financial institutions. Claims investigated by the Litigation Subcommittee have encompassed breach of contract claims; breach of fiduciary duty claims; professional malpractice claims; and business tort claims, including potential antitrust claims. In connection with these investigations, the Litigation Subcommittee assessed not only the claims themselves, but also potential defenses that could be interposed by potential defendants; likelihood of success on the merits; and the cost and expenses of litigating such claims (particularly in light of the Trust’s limited resources). Having taken all of these issues into account, at this time the Litigation Subcommittee has determined not to assert claims against various third parties, other than those which are currently pending and being litigated.

Disputed Claims

As of December 31, 2013, the Trust held $174.6 million of net assets on behalf of disputed claim holders in the Disputed Claims Reserve, a decrease from $183.0 million held at December 31, 2012. The Disputed Claims Reserve also has an LTI with an outstanding balance as of December 31, 2013 of $7.3 million, a decrease from $8.9 million at December 31, 2012. Any release of net assets or the cancellation of an LTI balance from the Disputed Claims Reserve would increase the net asset value per LTI that is available for the holders of Allowed Claims. The following discussion relates to the status of current legal proceedings related to material disputed claims.

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

On September 17, 2012, the Court entered its Order Approving Stipulation Resolving, Among Other Things, Estimation Motion with Respect to Certain Disputed Director and Officer Non-Subordinated Indemnification Claims, which approves a stipulation (the “Reserve Stipulation”) that resolves the Estimation Motion. Among other things, the Reserve Stipulation provides that the Trust must reserve an amount equal to the pro rata share of distributions that would be made to the D&O Claimants if the non-subordinated D&O Claims were Allowed Claims (in Class 12 of the Plan) in the aggregate amount of $23,404,139 (the “Aggregate D&O Reserve Amount”), which amount is to be used for distributions on account of D&O Claims that are allowed and are not subordinated. The reserve for claims up to $18,239,734 (the “Potential Defense Fees and Costs Amount”) can be released if (i) $19.0 million of insurance coverage is available under the D&O Policies for the Asserted Claim, (ii) the Carriers have been ordered to advance defense costs, (iii) no retention under the D&O Policies applies, and (iv) the Carriers have no right of subrogation with respect to the D&O Policies. In the Reserve Stipulation, the Trust covenants not to sue certain of its former directors and officers except on certain claims (the “Reserved Rights”) set forth in the Reserve Stipulation (which include the Asserted Claim) and the parties to the stipulation agree that the statutes of limitation to bring an action asserting the Reserved Rights or object to the D&O Claims are tolled through and including October 31, 2013. The difference between the Aggregate D&O Plan Reserve amount and the Potential Defense Fees and Costs Amount will be reallocated in accordance with, and at the time specified in, the Reserve Stipulation.

The Trust has not filed a complaint against the D&O Claimants based on the Asserted Claim or any of the Reserved Rights, but continues to contemplate such an action.

Employee Claims Litigation

Certain former employees of WMI and WMB have filed proofs of claim in the Debtors’ chapter 11 cases asserting claims (the “Employee Claims”) for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC. Between June 2009 and September 2012, in connection with the Debtors’ reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to these Employee Claims on the bases that, among other things: (i) no “change in control,” as defined in the respective contracts, occurred; and (ii) in some instances, WMI was not a party to the contracts or benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto. A significant number of employee-claimants filed responses to such omnibus objections, and the Trust continues to litigate with 86 claimants who have asserted Employee Claims (collectively, the “Remaining Claimants”). Over time, several of the Remaining Claimants have filed motions to amend their proofs of claim to either assert alternative theories of recovery or to seek additional amounts and the Court has granted or denied such motions from time to time. In February 2013, the Trust filed a motion to amend its omnibus objections to set forth additional grounds to disallow the employee claims pursuant to certain regulations promulgated under the Federal Deposit Insurance Act and Home Owners’ Act of 1933. Following a hearing in August, 2013, the Court denied the Trust’s motion, but the Court further ordered the Trust to file a “declaratory judgment action (naming the FDIC, FRB, and all claimants in the underlying Employee Claims litigation in the Court seeking a determination as to whether the Trust is precluded by certain federal regulations, including the “golden parachute” regulations, from paying any of the claimants if their claims are allowed” (the “Bankruptcy Court Order”)).

As of December 31, 2013, the Trust held $125 million in reserve on account of the Employee Claims, with the aggregate “as-filed” amount of those claims totaling approximately $135 million as of the same date. Since the Effective Date, the Court has allowed certain claimants to either amend their claims or refile expunged claims after the Effective Date. Per the confirmation order, the Trust is not required to reserve funds in the Disputed Claims Reserve for claims amended after the Confirmation Date. As of December 31, 2013, claimants have amended or reinstated claims which could require the Trust to gross-up reserves held on account of such claims in the amount of approximately $16.9 million. The foregoing notwithstanding, approximately $10.3 million of that amount is excluded from any such gross-up as a result of the settlement with the Providian Claimants described below. Since December 31, 2013, the Court has entered orders requiring the Trust to reserve for approximately $5.3 million of these amended and reinstated claims.

As previously disclosed, the Trust entered into settlements in principle with 56 of the Remaining Claimants representing over $90 million of disputed claims. Since then, the FDIC Reserve System (“FRB”) directed the Trust to submit a letter request seeking a determination as to the applicability of the so-called “golden parachute” regulations with respect to certain benefits for which these claimants are seeking payment. As a result of the FDIC’s and FRB’s directive, only 32 claimants (representing approximately $19 million in claims) entered into stipulations with the Trust and agreed to participate in the interagency approval process. In response to the Trust’s letter request on behalf of the 32 claimants, by letter, dated July 16, 2013, the FDIC notified the Trust that payments on account of such settlements (other than one de minimis settlement) are subject to such “golden parachute” regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. The Trust filed such application on August 14, 2013. On the same day, the Trust also filed a second letter request with the FDIC requesting a determination as to whether such “golden parachute” regulations are applicable with respect to payments that would be payable to non-settling claimants (or claimants with settlements in principle who declined to finalize and execute stipulations with the Trust) if such claimants prevail on their claims before the Court. Both of the Trust’s interagency application and the August 14, 2013 letter request remain pending. As of December 31, 2013, of the 32 claimants who entered into stipulations with the Trust and agreed to participate in the interagency approval process, upon notification by the FDIC, one has been paid due to the de minimis amount of such settlement; one has withdrawn; and one claimant recently requested that the Trust amend such application to include payment on account of his settlement. As a result, as of the date of this report, there are now 31 Remaining Claimants with settlements that are pending review by the FDIC and FRB.

In accordance with the Bankruptcy Court Order, on September 20, 2013, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) seeking such declaratory relief. On November 5, 2013, the Trust filed an Amended Complaint (the “Amended Complaint”). Pursuant to an order of the Washington District Court, responses to the Amended Complaint were due on or before January 21, 2014 and several defendants filed motions to dismiss and/or to transfer venue of the proceeding. The Trust filed its responses to such motions on March 6, 2014. While no hearing has been scheduled to consider such motions, the Trust anticipates that such motion practice and resolving the merits of the litigation could be protracted. The Trust is currently unable to predict how long resolution of the litigation in the Washington District Court and any appeals will take.

Based on the foregoing, the Trust believes that the status of some or all of the settlements described above may change. As a result, there can be no assurances that one or more of these settlements will actually be consummated and value distributed on account thereof.

On a related note, during the hearing on August 22, 2013, the Court also ordered the parties to continue to work on a scheduling order covering the litigation of the Employee Claims held by non-settling parties. As part of the scheduling order, the Court also ordered a resumption of discovery related to the Employee Claims, notwithstanding the Trust’s argument that such discovery should continue to be stayed until such time as the aforementioned declaratory judgment and interagency application process are resolved. To date, the Trust has responded to 23 sets of requests for production of documents and 14 sets of interrogatories and has produced more than 65,000 documents. The Court has set a trial date on change-in-control issues for early September 2014.

In a motion filed with the Court in August 2013, (the “502(b)(7)”) the Trust sought to cap the maximum allowable amount payable on account of certain of the “change in control” claims in accordance with limitations imposed by Section 502(b)(7) of the Bankruptcy Code (the “502(b)(7) Cap”) and to release reserves held in excess of such amounts, which the Trust estimates to be in the range of between $40 million and $67 million. At the hearing held to consider the Motion to Estimate, the Court did not explicitly rule on the 502(b)(7) Motion, instead stating on the record the Court’s belief that a motion seeking partial summary judgment, presumably based on grounds substantially similar to those set forth in the 502(b)(7) Motion, was a more appropriate method by which to address issues associated with the 502(b)(7) Cap. In accordance with such directive, the Trust filed motions for partial summary judgment on October 31, 2013 [D.I. 11424 and D.I. 11429]. Thereafter, the Court permitted limited discovery to be taken in connection with the motions for partial summary judgment. On January 31, 2014, claimants filed oppositions and evidentiary objections to the Trust’s motion for summary judgment, and the Trust filed responses to these oppositions and evidentiary objections on February 21, 2014. A hearing to consider the motion and the relief requested therein is scheduled to be held on April 23, 2014.

On March 10, 2014, the Trust entered into a settlement agreement (the “Providian Settlement Agreement”) with 15 employee claimants (the “Providian Claimants”), who, pursuant to their proofs of claim and related documentation and agreements, maintain historical claims relating to the period prior to the seizure of WMB’s assets (the “Pre-Seizure Component”), as well as claims arising from or relating to the seizure of WMB’s assets (the “Post-Seizure Component”). Pursuant to the Providian Settlement Agreement, among other things, the Trust has agreed to resolve the Pre-Seizure Component and the Providian Claimants have agreed to waive any and all recoveries relating to the Post-Seizure Component. The Providian Claimants filed claims totaling $27.7 million plus unliquidated damages for legal fees. The DCR holds approximately $18.2 million for these claimants and the settlement agreement provides that the Trust will pay the Providian Claimants $12.5 million. On March 27, 2014, the Court entered an order approving the Providian Settlement Agreement and the matters covered thereby.

Avoidance Actions

Additionally, the Trust is the plaintiff in 15 filed adversary proceedings against a total of 23 former employees (after giving effect to the Providian Settlement Agreement). These actions seek to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws. Most of the defendants are also Remaining Claimants against the Trust in the Employee Claims Litigation described above. Additionally, the Trust has entered into tolling agreements with numerous other potential defendants regarding payments made and/or obligations incurred. The filed avoidance actions are subject to a scheduling order, dated November 12, 2012, as amended by the agreed amended order, dated January 7, 2013, which provides for discovery on a track parallel to that of the Employee Claims Litigation described above, and a joint order, dated September 25, 2013, further amending the prior scheduling orders (the “September 25, 2013 Order”), which set a trial date on the change-in-control issues raised in the Trust’s omnibus objections for early September 2014 but left undetermined the date of a trial on the avoidance actions. In connection with the September 25, 2013 Order, the Court ordered the resumption of discovery related to the Employee Claims, including the avoidance actions, notwithstanding the Trust’s argument that such discovery should continue to be stayed until the resolution of the declaratory judgment and interagency application process related to the application of the “golden parachute” regulations.

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

(b)	Material Legal Proceedings Terminated during 2013

The material legal proceedings that were terminated during 2013 and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

Resolved Claims

A total of $9.7 million was released from the DCR during 2013 with respect to certain disputed claims against the Debtors that were allowed or disallowed, which amount was offset by $1.1 million that was retained by the DCR as a further reduction of the LTI balance held on behalf of holders of disputed claims. Releases from the DCR during this period were attributable primarily to the resolution of certain employee claims.

A total of $592.0 million was released from the DCR during 2012 with respect to certain disputed claims against the Debtors that were allowed or disallowed, which amount was offset by $48.9 million that was retained by the DCR as a further reduction of the LTI balance held on behalf of holders of disputed claims. Specifically, $9.9 million was released from the DCR during 2012 with respect to the allowance of certain disputed claims against the Debtors, $557.1 million was released from the DCR during 2012 with respect to the disallowance of certain disputed claims against the Debtors, and $25.0 million was released from the DCR during 2012 to the holders of certain Allowed Claims following the receipt from such Allowed Claim holders of the tax forms that were required to be delivered by such holders pursuant to the Plan before a distribution could be made. Of the $557.1 million that was released from the DCR with respect to the disallowance of certain disputed claims, $406.0 million was released based on a favorable decision by the Court allowing the release of funds held with respect to the Mortgage Pass-Through Litigation, $129.9 million was released for the disallowance of certain employee claims, and $21.6 million was released for claims settled via the Global Settlement Agreement and the reduction of indemnification claims. The amounts released are offset by the amounts retained by the DCR for the benefit of disputed claimants.

Underwriters’ Claim

On March 28, 2013, the Trust entered into a stipulation (the “Underwriter Stipulation”) with certain underwriters (including Morgan Stanley, Credit Suisse, and Goldman Sachs, and collectively referred to herein as the “Underwriters”) who had filed indemnification claims totaling $96.0 million against the Debtors for legal fees and settlement costs incurred in defending securities fraud action claims brought against the Underwriters in connection with their role underwriting various security issuances by the Debtors. During the course of the Debtors’ chapter 11 cases, the Debtors objected to the indemnification claims and the claims were subordinated to Class 18 and Class 19 (as defined in the Plan). Pursuant to the terms of the Underwriter Stipulation, the parties have agreed that (a) the Underwriters’ $24.0 million Class 18 claim will be disallowed in full, and (b) the Underwriters’ $72.0 million Class 19 will be allowed in full. Accordingly, pursuant to the Plan, the Underwriters, as the holders of Allowed Claims in Class 19, received a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow on May 1, 2013, such amount having been calculated in accordance with the Plan. The Underwriters have also reserved any rights they may have to defend against claims brought against them by the Trust and have released the Trust from any possible affirmative claims.

Item  4. Mine Safety Disclosures.

Not applicable.

PART II

It em 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Trust Beneficiaries

The number of LTIs outstanding by class is as follows:

Class	12/31/2013	12/31/2012
CCB Guarantee Claims (Classes 14 and 15)	0	14
General Unsecured Claims (Class 12)	350	1,483
PIERS Claims (Class 16)	1,085	1,158
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	305	308
Total	1,740	2,963

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions. A Trust Beneficiary who is never issued a LTI will not receive a distribution from the Trust.

Dividends

Distributions

The Trust does not pay dividends on LTIs and did not pay any dividends during 2013. The foregoing notwithstanding, the Trust did make cash distributions as described in Item 1 of this report.

Equity Compensation Plan Information

The Trust does not pay dividends on LTIs and has no equity compensation plans.

Item 6. Selected Financial Data.

The following selected financial data of the Trust is qualified by reference to, and should be read in conjunction with, the financial statements, related notes thereto, other financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K. The results for 2013 are not fully comparable to the reporting period for fiscal year 2012 because the Trust began operation as a liquidating trust as of the Effective Date and, accordingly, fiscal year 2012 was not a full 12-month period.

(in millions)	December 31, 2013	December 31, 2012
Total Assets	$419.7	$505.1
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$28.8	$30.1
Net assets held in reserve for disputed claims	$174.6	$183.0
Net assets available to Liquidating Trust Interests	$205.1	$242.6

	For year ended 12/31/2013	Effective Date to 12/31/2012
Income	$30.0	$67.5
Expenses	$28.6	$24.0
Distributions to holders of Allowed Claims and LTIs	$48.6	$605.6

LTI Information as of December 31, 2013 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$0.00	$0.00
General Unsecured Claims (Class 12)	$10.6	$0.69
PIERS Claims (Class 16)	$239.0	$0.71
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.9	$0.61
TOTAL	$296.5

LTI Information as of December 31, 2012 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$42.9	$1.00
General Unsecured Claims (Class 12)	$12.0	$0.72
PIERS Claims (Class 16)	$237.5	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.0	$0.60
TOTAL	$338.4

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

Critical Accounting Policies

Although the financial data reflected in the financial statements and notes appearing elsewhere in this Form 10-K were not audited or reviewed by an independent registered public accounting firm, such financial statements and notes were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable sections of Regulation S-X. The preparation of the financial statements has required the Trust to use estimates and assumptions that affect reported amounts of assets and liabilities. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could vary under different assumptions or conditions. Ongoing adjustments and reconciliations will be reflected in future Quarterly Summary Reports filed with the Court and with the SEC under cover of Form 8-K until its termination.

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

Principles of Consolidation

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2013 is $187,000 and as of December 31, 2012 was $209,000, which amounts are comprised of cash and cash equivalents in both periods. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

The accompanying consolidated financial statements include the accounts of the Trust and all of its subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

Global Settlement Agreement Receivable

The $96.0 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2013 and 2012, represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. The Trust estimates its portion of the net tax refunds ranges from $40.0 to $120.0 million. Management used the services of an independent valuation firm to assist in its estimate for the fair market value of $96.0 million for the receivable as at December 31, 2013 and 2012. Using information known or available as of December 31, 2013, an independent valuation firm evaluated the probability of success in relation to pending disputes over tax refunds. Such evaluation included an assessment of the time frame during which the Trust, if it prevails in such disputes, could receive such tax refunds. Such evaluation speaks as of December 31, 2013 only and subsequent events may result in a different conclusion regarding the value of the receivable.

Runoff Notes

The Runoff Notes, issued by Reorganized WMI, are reported at their current face value, which includes capitalized interest and accrued interest. The Trust used the services of an independent valuation firm to assist in its estimate of the fair market value of the Runoff Notes. Based on an analysis by such independent valuation firm, the outstanding face amount of the Runoff Notes is reflected on the Consolidated Trust’s Statement of Net Assets (including but not limited to the amount held in reserve pending resolution of disputed claims). The Trust believes that this amount constitutes a fair representation of their fair market values as of December 31, 2013 and 2012, respectively.

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed claims, on account of which the Trust holds $174.6 million of net assets in reserve at December 31, 2013;

•	pursuing the tax refunds and litigation underlying the Trust’s portion of the net tax refunds to be received in accordance with the Global Settlement Agreement, which receivable has an estimated value of $96.0 million;

•	distributing Runoff Notes, which had a face amount as of December 31, 2013, of $105.9 million, including interest;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Court, and internal reporting to the TAB.

Annually, the Trust prepares a budget for the remaining life of the Trust based on an assessment of the Trust’s activities. The Trust recorded a liability of $28.8 million as of December 31, 2013. The liability recorded as of December 31, 2012 was $30.1 million. It is possible, if not probable, that the Trust may have to exercise its option to extend the life of the Trust. Management currently estimates that the cost of operations during the extended period could be as much as $10.0 million.

At the Effective Date, the Trust established a reserve of $20 million to pursue Recovery Claims. The Trust does not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation. The Trust incurred approximately $1.0 million and $2.1 million in expenses to pursue Recovery Claims in 2013 and 2012, respectively. As of December 31, 2012, there was $17.9 million available to pursue Recovery Claims. The Litigation Subcommittee of the Trust Advisory Board authorized a release of $12 million from the Litigation Reserve in November 2013. The Trust Agreement was amended in January 2014 to allow the Litigation Subcommittee to require, subject to application requirements, that the Trust replenish the Litigation Reserve, by up to the $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future. As of December 31, 2013, $4.9 million remains set aside to pursue Recovery Claims.

Cash Held for Holders of Allowed Claims

As of December 31, 2013, the Trust reflected a liability of $4.3 million of cash held for holders of certain Allowed Claims against the Debtors, of which $3.2 million was paid on February 1, 2014. The remaining balance is cash held for certain non-adjudicated claims pending potential litigation.

As of December 31, 2012, the Trust reflected a liability of $45.0 million of cash held for holders of certain Allowed Claims against the Debtors, of which $6.0 million was paid on February 1, 2013. The Trust recorded the liability at the full amount of the cash that would have been paid to the claimants when certain requirements were met, primarily the receipt of releases as required by the Plan. The deadline for the holder of an Allowed Claim to provide a release was March 19, 2013. After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust. Releases for claims totaling $21.8 million were received timely and those claims were paid on May 1, 2013. On March 19, 2013, $14.2 million became an unencumbered asset of the Trust. The funds, to the extent available, were used as part of the distribution on May 1, 2013.

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

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed. The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2013. If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, increase the net assets available to the holders of Liquidating Trust Interests.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On the Effective Date, the estimated value of the net assets transferred by the Debtors to the Trust was $977.8 million (including $727.0 million held in reserve for disputed claims). As of December 31, 2012, the net value of the remaining Liquidating Trust Assets that were held by Trust totaled $425.6 million (including $183.0 million held in reserve for disputed claims), and on December 31, 2013, the net value of the remaining Liquidating Trust Assets that were held by the Trust totaled $379.7 million (including $174.6 million held in reserve for disputed claims), as further described below.

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts or invested in U.S. Treasury bills.

Unrestricted Cash

The Trust held $33.0 million of unrestricted cash and cash equivalents as of December 31, 2013, and $21.5 million of unrestricted cash and cash equivalents at December 31, 2012. These amounts are principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims.

Restricted Cash

As of December 31, 2013 and 2012, the Trust held restricted cash and equivalents for the purposes described below:

Category (in millions)	2013	2012
Cash held in reserve for litigation costs	$4.9	$17.9
Cash held in reserve for disputed claims	$174.5	$183.0
Other restricted cash	$4.3	$45.6
Total	$183.7	$246.5

Cash held in reserve for litigation costs: $4.9 million is what remains of the original $20.0 million that was set aside pursuant to the Plan to potentially pursue Recovery Claims. As disclosed previously, $12 million was released by the Litigation Subcommittee of the Trust Advisory Board in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request the replenishment of the Litigation Reserve by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future.

Cash held in reserve for disputed claims: Cash and equivalents held for the benefit of each holder of a disputed claim.

Other restricted cash: For 2013, cash and equivalents held primarily for the benefit of holders of Allowed Claims who were paid on February 1, 2014 and a small portion for non-adjudicated claims. For 2012, cash and cash equivalents held primarily for the benefit of holders of Allowed Claims who had not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and paid on February 1, 2013.

Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Total net refunds remaining are estimated to be between $200.0 million and $600.0 million, of which the Trust would receive between $40.0 and $120.0 million. An escrow account was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement. As of December 31, 2013 and December 31, 2012, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, is $96.0 million.

The receivable includes, but is not limited to, the following items:

WMI initiated a suit in the U.S. District Court of Western Washington at Seattle (“District Court”) and two suits in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years. In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year. In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December of 2012. On February 10, 2014 the District Court issued its opinion dismissing WMI’s claim for refund. In its ruling, the District Court held that WMI failed to carry its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to Washington Mutual Bank) did not permanently abandon its right to operate in Missouri in 1993. The Trust has until April 11, 2014 to file a Notice of Appeal of the decision. It is anticipated that the Court of Claims actions will be tried during the 2015 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries originally filed returns. The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues. In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is entitled to as a result of its audit of the returns filed by WMI and its subsidiaries including predecessor companies, for the tax years 1995 through 2006.

The largest state income tax refund in dispute involves the State of California (the “California Tax Dispute”). The Franchise Tax Board (the “FTB”) filed an amended proof of claim in the amount of $280.5 million, asserting amounts for taxes, penalties, and interest owed for the taxable years from 1997 through 2008. The Trust objected to the FTB’s claim on various grounds, including that the State of California was actually holding net overpayments of tax from WMI totaling approximately $415 million. Recently, the Trust and the FTB (with the concurrence of JPMC) reached an agreement in principle (the “California Tax Settlement”) to settle the California Tax Dispute. Upon approval by the Court, among other things, the California Tax Settlement will result in the FTB making a cash payment to JPMC in the amount of $225 million, with the Trust receiving $45 million thereof in accordance with the terms of the GSA. The parties have not yet executed a definitive settlement agreement memorializing the California Tax Settlement; however, the Trust has filed a motion with the Court seeking approval of the California Tax Settlement and the Trust expects such motion to be heard on April 4, 2014. While the parties believe the California Tax Settlement is in their best interests, there can be no assurances that the California Tax Settlement will be approved by the Court.

In addition, there is approximately $34 million in potential refunds due to the “WMI Group” from California relating to tax years of HF Ahmanson and subsidiaries, a predecessor group of corporations. The final amount of refunds and the timing of payment is dependent on the outcome of the Trust’s current litigation with the IRS seeking refunds relating to the IRS acceleration of the recognition of income into 1995, discussed above. If the Trust prevails in the litigation with the IRS on this matter, the Trust will receive approximately $6.8 million, in accordance with the tax refund allocations set forth in the GSA. If the IRS prevails in this litigation, the Trust should receive approximately $2.0 to $2.4 million.

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

During 2013, Reorganized WMI redeemed $36.0 million of First Lien Notes held by the Trust and the Trust earned $14.8 million of interest with respect to the Runoff Notes. During 2012, Reorganized WMI redeemed $2.0 million of First Lien Notes held by the Trust and the Trust earned $13.4 million of interest with respect to the Runoff Notes. Interest was comprised of (in millions):

Category	2013	2012
Cash interest	$9.6	$3.6
Capitalized interest	$5.5	$8.3
Change in interest receivable as of December 31	$(0.3)	$1.5
Total interest income	$14.8	$13.4

As of December 31, 2013, the Trust owned $80.9 million of First Lien Notes, including capitalized and accrued interest, and $25.0 million of Second Lien Notes, including capitalized and accrued interest. These amounts do not include $23,037 of First Lien Notes and $7,180 of Second Lien Notes held in the Disputed Claims Reserve.

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

The CCB Guarantee claims were paid in full in November 2013. The Plan provides that once the CCB Guarantee claims have been paid in full, the Trust can distribute the Runoff Notes held by the Trust to holders of Liquidating Trust Interests. In accordance with the Plan, the Trust disclosed that it intended to distribute the Runoff Notes on February 1, 2014 to LTI holders in accordance with the priority of payments described in Exhibit H to the Plan. Nevertheless, on December 23, 2013, the Trust filed a motion with the Court seeking authorization to sell the Runoff Notes held by the Trust in accordance with the procedures set forth in such motion. The Trust believed that the potential sale of the remaining Runoff Notes could contribute to maximizing the total value of the Trust’s Liquidating Trust Assets. However, because the Trust was unable to obtain the consent required under the Second Lien Notes to waive the restrictions on the accumulation of 4.75% or more of the aggregate principal amount of the Second Lien Notes, the Trust withdrew its motion to sell the Runoff Notes and intends to distribute the Runoff Notes, less any amounts received by the Trust on account of principal redemptions, if any, received prior to distribution, to LTI holders as of the May 1, 2014 Distribution Date.

Other Assets

As of December 31, 2013, the Trust held $1.1 million of other assets primarily comprised of retainers paid to professionals and other prepaid expenses.

As of December 31, 2012, the Trust held $4.4 million of other assets comprised of (i) $1.1 million of retainers paid to professionals and other prepaid expenses, (ii) $1.5 million for loans made prior to the Petition Date to community development agencies, (iii) a receivable of $1.2 million from the settlement of class action litigation, and (iv) other miscellaneous items.

Liabilities

Cash Held for Allowed Claim holders

As of December 31, 2013, the Trust reflected a liability of $4.3 million of cash held for holders of certain Allowed Claims against the Debtors, of which $3.2 million was paid on February 1, 2014. The remaining balance is cash held for certain non-adjudicated claims pending potential litigation.

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

As discussed, the deadline for the holder of an Allowed Claim to provide a release was March 19, 2013. After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust. Releases for claims totaling $21.8 million were received timely and those claims were paid on May 1, 2013. On March 19, 2013, $14.2 million became an unencumbered asset of the Trust. The funds, to the extent available, were used as part of the distribution on May 1, 2013.

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated the costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the life of the Trust. As of December 31, 2012, the Trust estimated that the total operating costs for the Effective Date through the end of the Trust would be $51.8 million. Given the extensive efforts still required, including the defense of the delayed employee claims, as of December 31, 2013, the Trust estimates that the total operating costs from the Effective Date through the end of the Trust will be $77.8 million. Furthermore, if the Trust needs to exercise its option to extend the life of the Trust, the Trust currently estimates that operating costs during the extended period could amount to as much as $10.0 million; however, such operating costs could be higher or lower depending on facts and circumstances underlying the need for an extension, including the duration thereof.

Based on these budgeted amounts, as of December 31, 2013, the Trust recorded a liability for its estimate of operating costs for the life of the Trust (assuming no extension of the initial three (3) year period set for the in the Trust Agreement) of $28.8 million after incurring expenses during 2013 of $27.2 million (not including costs to pursue Recovery Claims). As of December 31, 2012, the Trust had recorded a liability for such costs of $30.1 million. Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

Accrued Liabilities

As of December 31, 2013, the Trust had accounts payable and other accrued liabilities of $6.9 million, which is primarily comprised of payables for unpaid professional fees. As of December 31, 2012, the Trust had a balance of approximately $4.4 million.

Net Assets in Liquidation

As of December 31, 2013, the Trust’s net assets in liquidating totaled $379.7 million. Of this total, $174.6 million represents net assets specifically held for the benefit of disputed claims, and $205.1 million represent net assets available to all LTI holders. Net asset values are based on the Trust’s estimates of the net realizable value of its assets and the estimated settlement values of its liabilities.

As of December 31, 2012, the Trust’s net assets in liquidation totaled $425.6 million. Of this total, $183.0 million represent net assets specifically held for the benefit of holders of disputed claims, and $242.6 million represent net assets available to all LTI holders.

The net assets available to all LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement. As of December 31, 2013 and 2012, the outstanding LTI holdings, including post-petition interest, are as follows (in millions):

December 31, 2013 Claims	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$0.0	$0.0	$0.0
General Unsecured Claims (Class 12)	3.3	7.3	10.6
PIERS (Class 16)	239.0	0.0	239.0
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	46.9	0.0	46.9
LTI balances	$289.2	$7.3	$296.5

December 31, 2012 Claims	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$42.9	$0.0	$42.9
General Unsecured Claims (Class 12)	3.6	8.4	12.0
PIERS (Class 16)	237.0	0.5	237.5
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	46.0	0.0	46.0
LTI balances	$329.5	$8.9	$338.4

The following chart is based on the distribution priorities that are summarized in Annex C of the Trust Agreement. The percentages represent the percentage of each incremental distributed dollar of distribution each group would receive based on the outstanding LTI balances as of December 31. The percentages represent totals for the entire group. An individual holder’s actual percentage could vary from the percentage for the group.

Remaining Aggregate Distribution (as of December 31, 2013)	Distribution Description	LTI Distribution Recipient
Up to $59,584,261	Tranche 4a – Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	General Unsecured Claims PIERS CUSIPs	3.57% 96.43%
$59,584,262 - $296,506,244	Tranche 4b – Until LTI holders of remaining post-Petition Date Interest Claim, PIERS and General Unsecured Claims are paid in full	Senior Notes – Remaining post- Petition Claims General Unsecured Claims PIERS CUSIPs	19.80% 3.57% 76.63%

Remaining Aggregate Distribution (as of December 31, 2012)	Distribution Description	LTI Distribution Recipient
Up to $44,565,050	Tranche 3 – Until LTI holders of CCBs are paid in full	CCB General Unsecured Claims	96.34% 3.66%
$44,565,051 - $99,572,915	Tranche 4a – Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	PIERS General Unsecured Claims	96.46% 3.54%
$99,572,916 - $338,425,090	Tranche 4b – Until LTI holders of remaining post-Petition Date Interest Claim, PIERS and General Unsecured Claims are paid in full	PIERS Senior Notes – Remaining post-Petition Claims General Unsecured Claims	77.19% 19.27% 3.54%

The charts above include disputed claims in the General Unsecured Claims as if they were allowed by the Court.

Assuming that all disputed claims are allowed, the estimated net assets available to LTI holders of $205.1 million at December 31, 2013 and $242.6 million at December 31, 2012 would be allocated as follows, based on the LTI balances:

Claim	2013 - Est. net asset value per outstanding LTI dollar	2012 - Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$0.00	$1.00
General Unsecured Claims (Class 12)	$0.69	$0.72
PIERS Claims (Class 16)	$0.71	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$0.61	$0.60

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information).

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2013 and 2012, does not necessarily reflect the actual amount of distributions that an LTI holder will receive. The actual cash distribution will depend on many variables, including but not limited to:

•	continued post-Petition Date interest and the contractual subordination arrangements between classes pursuant to the Plan;

•	the variability in the assumptions used in estimating the value of assets and liabilities;

•	the actual amount spent on operating expenses and pursuing Recovery Claims; and

•	the amount by which outstanding LTI balances will be reduced when Runoff Notes are distributed (or monetized) pursuant to the Plan.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets:

The Trust’s net assets decreased by $46.0 million during 2013. This decrease was primarily the result of $48.6 million of distributions and $28.6 million of operating and litigation expenses. The decrease in the Trust’s net assets was partially offset by (i) a decrease in the estimated liability with respect to the Trust’s liquidation expenses of $1.3 million, and (ii) income of $30.0 million, which amount was primarily comprised of $14.8 million of interest income from the Runoff Notes and $14.2 million of cash related to allowed claimants who did not provide their required releases pursuant to the Plan and ultimately became an unencumbered asset of the Trust.

In 2012, the Trust’s net assets decreased by $552.2 million. This decrease was primarily the result of $605.6 million of distributions and $24.0 million of operating and litigation expenses. The decrease in the Trust’s net assets was partially offset by (i) a decrease in the estimated liability with respect to the Trust’s liquidation expenses of $9.9 million, and (ii) income of $67.5 million, which amount was primarily comprised of $13.4 million of interest income from the Runoff Notes and $51.3 million from the recovery of reserves established on the Effective Date for pre-Effective Date expenses.

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Based on the status of the Trust’s activities as of December, 31, 2013, the Trust’s estimated expenses during the remaining life of the Trust (assuming no extension of the Trust’s initial three (3) year term) will be $28.8 million. If the Trust exercises its option to extend the life of the Trust, the Trust estimates that the costs during the extension could amount to as much as $10.0 million; however, such operating costs could be higher or lower, depending on facts and circumstances underlying the need for an extension, including the duration thereof.

The Trust’s unrestricted cash balance as of December 31, 2013 was $33.0 million, which balance does not exceed the Trust’s current liabilities as of December 31, 2013, including the estimated expenses to be incurred during the expected remaining term of the Trust (not taking into account any extension of the term of the Trust in accordance with the Trust Agreement). During 2014, the Trust expects to receive $45 million as a result of the California Tax Settlement. Irrespective of cash received on account of the California Tax Settlement, the Trust is prepared to monetize Liquidating Trust Assets in order to satisfy its projected liquidity requirements for 2014. Before making any further distributions to LTI holders, the Trustee, in consultation with the TAB, will increase the Funding amount so that unrestricted cash and equivalents from the Runoff Note proceeds or other sources of cash and equivalents will exceed the estimated costs to be incurred during the remaining life of the Trust and its current liabilities.

The Trust has not recorded any accrual on account of expected costs to pursue Recovery Claims. For 2013, the Trust incurred and paid $1.0 million in expenses to pursue Recovery Claims. The amount of Litigation Funding remaining at December 31, 2013 is $4.9 million. As disclosed previously, $12 million was released by the Litigation Subcommittee of the Trust Advisory Board in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request the replenishment of the Litigation Reserve by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2013 or 2012. The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Court of disputed equity interests. A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent. As of December 31, 2013, there were 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. This is a decrease of approximately 1.4 million shares that were distributed on May 1, 2013 based on a stipulation with certain underwriters as discussed previously. As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries. Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.

Contractual Obligations and Commitments as of December 31, 2013

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$160,182	$160,182	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$160,182	$160,182	$0	$0	$0

Our contractual obligations and commitments as of December 31, 2013 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust is exposed to interest rate risk through its portfolio of cash and cash equivalents. The Trust does not hedge interest rate risk.

In addition, the Trust is exposed to credit risk in relation to the Runoff Notes that are held by the Trust. The sole source of payment of the Runoff Notes is (i) the Runoff Proceeds (deposited into the applicable collateral account and the other assets of Reorganized WMI, but only to the extent that Runoff Proceeds required to be deposited into the collateral account are not so deposited and (ii) the equity interests in WMMRC or such other entity as holds the WMMRC equity interests and any excess assets of the holder of the WMMRC equity interests, to the extent a valid and perfected lien has been granted therein (with any such lien subject to regulatory approval)). Although the trustee for the Runoff Notes has the right to enforce certain rights and remedies against Reorganized WMI upon the occurrence of certain events of default, as and to the extent set forth in the indentures related to the Runoff Notes, there can be no assurance that the Runoff Proceeds (regardless of whether or not deposited into the collateral account) and other recourse assets described above will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full at such time. Indeed, in the Disclosure Statement, the Debtors projected that the Runoff Proceeds will be sufficient to satisfy only a portion of the principal and interest owed in connection with the Second Lien Notes.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2013 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Trust Advisory Board

Composition and replacement and approval of TAB members

The Trust Agreement provides for the establishment of the TAB. Pursuant to the Trust Agreement, each member of the TAB has a fiduciary duty to act in the best interests of the Trust Beneficiaries as a whole. The TAB currently comprises seven (7) members. The members of the TAB were selected in accordance with procedures set forth in the Trust Agreement, which provides for (A) three (3) members to be selected by the official committee of unsecured creditors appointed in the Debtors’ chapter 11 cases pursuant to section 1102(a) of the Bankruptcy Code (the “Creditors’ Committee”), with one (1) such member to be an employee of, or other individual designated by, Wells Fargo Bank N.A. (“WF” or “Wells Fargo” and, such member the “WF Member”), (B) three (3) members to be selected by the official committee of equity security holders appointed in the chapter 11 cases (the “Equity Committee”), with one (1) such member named by the TPS Funds, a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, and (C) one (1) member to be selected by the Creditors’ Committee and approved by the Equity Committee. WF has designated two (2) individuals to serve as the WF Member, one of whom, Mr. Lewis, has served as an alternate when Mr. Korsman has been unavailable to attend meetings of the TAB; however, the WF Member casts a single vote only in matters brought before the TAB for consideration.

Except as noted below, the current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 49, was selected by the Creditors’ Committee and approved by the Equity Committee. Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings. Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI). Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500.0 million under management. Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis. Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 60, was selected by the Creditors’ Committee. Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999. Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services. Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc. Mr. Kastenbaum has served on the boards of directors of several public companies. He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 71, was selected by the Creditors’ Committee. Mr. Kirschner is a consultant specializing in corporate restructuring matters. He is currently the Trustee for the Refco Inc. Litigation Trust and Private Action Trust, the Le Nature’s Liquidation Trust, the Yellowstone Club Liquidation Trust, the SNTL (formerly Superior National Corporation) Litigation Trust and the Tribune Litigation Trust. He is also Plan Administrator for RCM, the unregulated securities broker, and largest unit, of the Refco companies. From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM. From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process. As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters. From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 58, is one of the WF Members. Mr. Korsman is a Vice President of Wells Fargo, a position he has held since joining the bank in 2002. He served as a representative on the unsecured creditors’ committee during WMI’s chapter 11 case. Mr. Korsman has over 30 years of corporate trust, management and law experience. He holds a B.A. in economics, a Juris Doctorate from Hamline University School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

James Lewis, age 62, is the other WF Member. Mr. Lewis is a Vice President of Wells Fargo, a position he has held since joining the bank in 2007. Mr. Lewis has over 30 years of corporate trust and management experience. He holds a B.A. from Fairfield University and a J.D. from New York Law School.

Joe McInnis, age 38, was selected by the Equity Committee after being named by the TPS Funds (the “TPS Member”). Mr. McInnis joined Greywolf Capital Management L.P. in 2004 and is currently a Managing Director. Greywolf Capital Management L.P. is a $1.5 billion SEC-registered investment adviser with expertise in event driven securities, long and short special situation equities, performing credit, and distressed securities.

The Honorable Douglas Southard (ret.), age 65, was selected by the Equity Committee. Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011. Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses. During his time as a prosecutor, Judge Southard was involved in over 100 jury trials. Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 43, was selected by the Equity Committee. Mr. Willingham is the principal and founder of Willingham Services, a director and Chairman of the Board of Directors of Reorganized WMI, and is a member of Reorganized WMI’s Audit Committee. For the last five (5) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

The following two individuals served on the TAB until November 1, 2013 when each resigned from the TAB, as provided for under the terms of the Trust Agreement, upon satisfaction of certain claims: (i) Mayur Lakhani, who had been selected by Tricadia Capital Management, LLC; and (ii) Michael Zaitzeff, who had been the ex officio member selected by Holdco Advisors, L.P.

The procedures that apply to the appointment, replacement and removal of the members of the TAB are governed by Section 6.4 of the Agreement and vary depending on who appointed the initial member.

Powers

The Trust Agreement provides that the Liquidating Trustee requires the approval of the TAB with respect to the following matters:

•	any transaction involving the sale, assignment or abandonment of any Liquidating Trust Asset or Assets having a value in excess of $500,000.00;

•	any transaction involving the transfer of any Liquidating Trust Asset or Assets having a value in excess of $500,000.00, except where such transfer involves the purchase of liquid investments or the transfer of cash between one or more bank accounts or investment accounts that are held for the benefit of the Trust;

•	the payment of any account payable or other fee or expense in excess of $750,000.00, other than the payment of vendor invoices in the ordinary course where the services to be provided by any such vendor have been approved in accordance with the Trust’s internal approval procedures as they may be in effect from time to time;

•	any determination to retain professional advisors by the Trust and any compensation arrangements for such professionals;

•	the determination of the amount and timing of any distribution to LTI holders other than a distribution that is made in accordance with Section 4.3(a) of the Trust Agreement;

•	any determination to initiate lawsuits or proceedings other than claims objections in the ordinary course or immaterial lawsuits or proceedings;

•	the dissolution of the Trust, other than in accordance with the terms of the Trust Agreement;

•	any action that is not substantially consistent with the Trust’s then current annual plan and budget; and

•	any increase in the Funding, provided such increase is approved by a “Supermajority” of the TAB (as defined in the Trust Agreement), which means, if there are seven (7) members of the TAB, all but two (2) members.

Litigation Subcommittee

The Trust Agreement also provides for the establishment of the Litigation Subcommittee, which committee is responsible for overseeing the defense and prosecution of certain claims and whose members are a subset of the TAB. The Litigation Subcommittee is currently comprised of four (4) members, one (1) of whom was selected by the Creditors’ Committee, two (2) of whom were selected by the Equity Committee and one (1) member who is the TPS Member. The current members of the Litigation Subcommittee (each of whom was appointed on shortly after the Effective Date) are as follows: Mr. Kirschner (selected by the Creditors’ Committee), Judge Southard and Mr. Willingham (each selected by the Equity Committee) and Joe McInnis (the TPS Member).

Executive Officers and Significant Employees

In addition to the foregoing, the Trust had the following executive officers and significant employees as of March 31, 2014:

William C. Kosturos	Liquidating Trustee
John Maciel (Trust Professional)	Executive Vice President and Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel and Secretary
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above. Mr. Kosturos, age 52, was appointed as the Liquidating Trustee on March 6, 2012. Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of Investment. Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”). Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008. Previously, from February 2003 to June 2005, he served as interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 47, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M, a management consulting firm specializing in advisory and business consulting services for companies in transition. The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference. Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI. From 2005 to 2013, Mr. Maciel was a Senior Director at A&M; Mr. Maciel became a Managing Director in 2013. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance. Mr. Maciel is a Certified Public Accountant (inactive) licensed in the State of California.

Mr. Smith, age 44, became an employee and officer of the Trust on the Effective Date. Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI. From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as Assistant General Counsel and team lead-corporate finance for part of that time. In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the Federal Deposit Insurance Company, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008. Since the Effective Date, Mr. Smith has also served as an officer of Reorganized WMI, including as its Interim Chief Executive Officer.

Ms. Logan, age 53, has served as an Executive Vice President and as the Controller and Assistant Treasurer of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case. From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008. Since the Effective Date, Ms. Logan has also served as the Interim Controller and holds the title of Executive Vice President of Reorganized WMI. Ms. Logan is a Certified Public Accountant (inactive) licensed in the State of California.

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

Item 11. Executive Compensation.

Resident Trustee

CSC Trust Company of Delaware in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services. The Resident Trustee was paid $2,500.00 for 2013 and $4,935.60 for 2012, in the aggregate, for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis in arrears. In 2013, the total base compensation that each member of the TAB was paid was $40,000; in 2012 each TAB member was paid $31,290.32. In addition, each member of the TAB (excluding the ex officio member) is entitled to receive additional annual incentive compensation not to exceed $50,000, which amounts are to be paid from cash that was transferred to the Trust on the Effective Date, which cash forms part of the Liquidating Trust Assets. For the period of March 20, 2013 through March 19, 2014 (the “2014 Bonus Period”), each current member of the TAB earned $5,792 in incentive compensation, which will be paid in 2014. Mr. Lakhani, a member of the TAB until November 1, 2015, received incentive compensation of $5,778 for the 2014 Bonus Period. Total aggregate incentive compensation earned during the 2014 Bonus Period totaled $46,320. For the period from the Effective Date through March 19, 2013, each member of the TAB earned the full amount of his incentive compensation of $50,000. Aggregate incentive compensation paid to all TAB members in 2013 totaled $450,000.

In addition to the annual base compensation received by each member of the TAB, each member of the Litigation Subcommittee is paid an additional amount of $10,000 per annum, which amount is paid in 12 equal installments on a monthly basis in arrears. For 2013, each member of the Litigation Subcommittee received $10,000; for 2012, each member received $7,822.58.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, is paid a monthly rate of $15,000, which rate is subject to adjustment on an annual basis on January 1 each year, and is to be paid from cash that was transferred to the Trust on the Effective Date, which cash forms part of the Liquidating Trust Assets. For 2013 and 2012, compensation that was paid on account of the Liquidating Trustee’s services totaled $180,000 and $125,806.45, respectively, in the aggregate.

John Maciel

The Trust pays A&M on an hourly basis in accordance with an engagement letter entered into between the Trust and A&M. The applicable rate is subject to adjustment annually at such time as A&M adjusts its rates generally. The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to such engagement letter. Mr. Maciel’s current hourly rate is $725.00. For 2013 and 2012, the Trust paid A&M $1,244,283 and $890,565, respectively, in the aggregate for Mr. Maciel’s services rendered to the Trust for the applicable period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012. The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking. In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for three (3) months. Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2013 and 2012, Mr. Smith was paid $438,839 and $568,337, respectively, in the aggregate, for services rendered to the Trust for the applicable period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012. The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy. In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary and (b) a pro-rated bonus payment. Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2013 and 2012, Ms. Logan was paid $218,307 and $333,864, respectively, in the aggregate for services, rendered to the Trust for the applicable period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”). Pursuant to the TSA, each party has agreed to make available to the other certain services and employees. The Trust currently holds $105.9 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $30,218 (including interest) of Runoff Notes in the DCR. Reorganized WMI paid the Trust approximately $457,000 for services provided under the TSA in 2013 and $321,000 for services provided in 2012. The TSA has previously been filed with the SEC and is incorporated herein by reference.

Potential participation by Reorganized WMI in proceeds received with respect to Recovery Claims.

As set forth in the Disclosure Statement, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Disclosure Statement), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed to, and Reorganized WMI retained an economic interest in the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties and includes Recovery Claims. As of the date hereof, no Litigation Proceeds have been received by the Trust with respect to Recovery Claims, but Reorganized WMI could theoretically receive a portion of any proceeds that are received pursuant to the Plan. In addition, Mr. Willingham is a member of the Litigation Subcommittee, which committee is responsible for the prosecution of Recovery Claims by the Trust. Mr. Willingham beneficially owns 347,696 shares of common stock of Reorganized WMI. Mr. Willingham is also a director and Chairman of the Board of Directors of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Nominating and Corporate Governance Committee and is a member of Reorganized WMI’s Audit Committee.

Disputed Equity Escrow

As of December 31, 2013, a total of 2.9 million shares of Reorganized WMI common stock and no cash were held in the Disputed Equity Escrow established pursuant to the Plan. Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A). The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 case and the administration of the escrow account. As described in Item 3(b) of this Form 10-K, in connection with the Underwriter Stipulation, the Underwriters, as the holders of Allowed Claims in Class 19, received a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow on May 1, 2013, such amount having been determined in accordance with the Plan.

Liquidating Trustee and Chief Financial Officer

As previously disclosed, the Engagement Letter between the Trust and A&M provides for the engagement of Mr. Maciel as the Trust’s Chief Financial Officer and, upon the mutual agreement of the Trust and A&M, the provision of additional employees of A&M and/or its affiliates to assist Mr. Maciel in performing his duties as Chief Financial Officer and assist Mr. Kosturos in performing his duties as Liquidating Trustee. Mr. Kosturos has been a Managing Director at A&M since June 2002. Mr. Maciel was a Senior Director at A&M from 2005 to 2013; in 2013, Mr. Maciel became a Managing Director. Mr. Kosturos’ powers and responsibilities as Liquidating Trustee are set forth in the Trust Agreement.

Mr. Willingham

In addition to his role as a member of the TAB and the Litigation Subcommittee, as noted above, Mr. Willingham beneficially owns 347,696 shares of common stock of Reorganized WMI, is a director and Chairman of the Board of Directors of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Nominating and Corporate Governance Committee and is a member of Reorganized WMI’s Audit Committee. Furthermore, the Trust currently holds $105.9 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $30,218 (including interest) of Runoff Notes in the DCR.

Mr. Smith

In addition to his role as an employee and General Counsel of the Trust, Mr. Smith is the Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary of Reorganized WMI and holds the titles of President and Executive Vice President of Reorganized WMI. In addition, as of December 31, 2013, the Trust held $105.9 million (including interest) of outstanding Runoff Notes (which notes were issued by Reorganized WMI) and $30,218 (including interest) of Runoff Notes in the DCR. Furthermore, as noted above, Reorganized WMI and the Trust are parties to the TSA, pursuant to which each party has agreed to make available to the other party certain services and employees as described therein. Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Mr. Smith’s services as an executive of Reorganized WMI.

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

WMI LIQUIDATING TRUST

(Registrant)

Date: March 31, 2014	/s/ William C. Kosturos
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

Date: March 31, 2014	/s/ William C. Kosturos
William C. Kosturos
Liquidating Trustee (Principal Executive Officer)

Date: March 31, 2014	/s/ John Maciel
John Maciel
Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2014	/s/ Arnold Kastenbaum
Arnold Kastenbaum
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ Marc S. Kirschner
Marc S. Kirschner
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ Michael Willingham
Michael Willingham
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ Douglas Southard
Hon. Douglas Southard
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ Joe McInnis
Joe McInnis
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ Matthew Cantor
Matthew Cantor
Member of the Trust Advisory Board

Date: March 31, 2014	/s/ James Lewis
James R. Lewis
Member of the Trust Advisory Board

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	As of December 31, 2013	As of December 31, 2012
Assets:
Cash and cash equivalents	$32,988	$21,485

Restricted Cash
Cash held in reserve for litigation costs	4,856	17,887
Cash held in reserve for disputed claims	174,531	182,962
Other restricted cash	4,343	45,611

Total restricted cash	183,730	246,460

Receivable, per Global Settlement Agreement	96,000	96,000
Runoff notes	105,864	136,739
Runoff notes held in reserve for disputed claims	30	39
Other assets	1,086	4,374

Total assets	$419,698	$505,097

Liabilities:
Cash held for allowed claimants	4,343	44,963
Estimated costs to be incurred during liquidation	28,842	30,128
Other accrued liabilities	6,852	4,383
Accrued liabilities related to reserve for disputed claims	6	6

Total liabilities	40,043	79,480

Net assets in liquidation:
Net assets held in reserve for disputed claims	174,556	182,995
Net assets available to Liquidating Trust Interests	205,099	242,622

Total net assets	379,655	425,617

Total liabilities and net assets	$419,698	$505,097

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	Year ended December 31, 2013	From Effective Date through December 31, 2012

Net assets, beginning:	$425,617	$977,809

Income
Interest / Investment income	140	233
Interest income - runoff notes	14,792	13,416
Recovery of pre-effective expense	15,012	51,345
Other income	8	2,532

Total income	29,952	67,526

Expenses
Professional fees & services	25,976	21,832
Other operating expenses	2,659	2,175

Total operating expenses	28,635	24,007

Other items
Change in estimated costs to be incurred during liquidation	1,286	9,872
Distributions to LTI holders	(44,479)	(570,400)
Distributions to holders of Allowed Claims	(4,086)	(35,183)

Total changes in Net Assets	(45,962)	(552,192)

Net assets, ending	$379,655	$425,617

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

On March 19, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan was filed with the Court. The Trust did not contain any assets or otherwise engage in any activity until the Effective Date. Accordingly, the Trust’s reporting period for fiscal year 2012 commenced March 19, 2012 and ended December 31, 2012 and, on that basis, references herein to financial information for 2012 refer to this abbreviated period. The Trust’s reporting period for fiscal year 2013 commenced on January 1, 2013 and ended December 31, 2013.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported values of assets (including net assets in liquidation), liabilities and expenses. For purposes of these financial statements, management has used the fair market values assigned to the assets for tax reporting purposes, which we believe represent their estimated net realizable values. Valuation of assets requires management to make difficult estimates and judgments. Management engaged an independent valuation firm to assist in its estimates for select assets. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Any increases in the amount of expenses incurred or decreases in the estimated realizable value of the Liquidating Trust Assets will reduce the amount that is ultimately distributed to the holders of Liquidating Trust Interests.

Cash and Cash Equivalents

As of December 31, 2013 and 2012, the Trust held $33.0 million and $21.5 million, respectively, of unrestricted cash and cash equivalents. This amount is principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims. The cash is held in a demand deposit account or invested in U.S. treasury bills.

Restricted Cash

All restricted cash is either held in demand deposit accounts or invested in U.S. Treasury bills. As of December 31, 2013 and 2012, the Trust held $183.7 million and $246.4 million, respectively, of restricted cash and equivalents for the purposes described below:

Cash Held in Reserve for Litigation Costs

The Plan required that the Trust set aside $20.0 million as of the Effective Date to potentially pursue Recovery Claims. As of December 31, 2013 and 2012, $4.9 million and $17.8 million, respectively, were set aside to pursue Recovery Claims. The Litigation Subcommittee of the Trust Advisory Board released $12 million from the Litigation Reserve in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request replenishment of the Litigation Reserve by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future.

Cash Held in Reserve for Disputed Claims

From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date or as amended or reinstated after the Effective Date (the “Disputed Claims Reserve” or “DCR”). As of December 31, 2013 and 2012, the Trust held $174.5 million and $183.0 million, respectively, of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash

As of December 31, 2013 and 2012, the Trust held other restricted cash and equivalents of $4.3 million and $45.6 million, respectively. As of December 31, 2013, the majority of other restricted cash is held primarily for the benefit of holders of Allowed Claims whose claims were paid on February 1, 2014. For the period ended December 31, 2012, the majority of other restricted cash was held primarily for the benefit of holders of Allowed Claims who had not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and were paid on February 1, 2013.

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

Additional concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2013, the Trust held cash and cash equivalents and restricted cash of $20 million in excess of the FDIC insurance limits.

Financial Instruments

The Trust’s net assets in liquidation as of December 31, 2013 and 2012, included the following financial instruments: (i) cash and cash equivalents, and (ii) Runoff Notes. As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2013 is $187,000 and on December 31, 2012 was $209,000, which amounts are comprised of cash and cash equivalents. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

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

As of December 31, 2013, the assets held in the DCR included cash of $174.5 million and $30,218 (including interest) of Runoff Notes, and a pro rata share of the remaining net assets in the Trust. As of December 31, 2012, the assets held in the DCR included cash of $183.0 million and $38,900 (including interest) of Runoff Notes, and a pro rata share of the remaining net assets of the Trust.

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

Note 4. Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Total net refunds remaining are estimated to be between $200.0 million and $600.0 million, of which the Trust would receive between $40.0 and $120.0 million. An escrow account was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement. As of December 31, 2013 and 2012, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, is $96.0 million.

The receivable includes, but is not limited to, the following items:

WMI initiated a suit in the U.S. District Court of Western Washington at Seattle (“District Court”) and two suits in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years. In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year. In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December of 2012. On February 10, 2014, the District Court issued a ruling dismissing WMI’s refund claim. In its ruling, the District Court held that WMI failed to satisfy its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to Washington Mutual Bank) did not permanently abandon its right to operate in Missouri in 1993 with respect to this claim. The Trust has until April 11, 2014 to file a Notice of Appeal with respect to the District Court’s ruling. It is anticipated that the Court of Claims actions will be tried during the 2015 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries originally filed returns. The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues. In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is entitled to as a result of its audit of the returns filed by WMI and its subsidiaries for the tax years 1999 through 2006.

The largest state income tax refund in dispute involves the State of California (the “California Tax Dispute”). The Franchise Tax Board (the “FTB”) filed an amended proof of claim in the amount of $280.5 million, asserting amounts for taxes, penalties, and interest owed for the taxable years from 1997 through 2008. The Trust objected to the FTB’s claim on various grounds, including that the State of California was actually holding net overpayments of tax from WMI totaling approximately $415 million. Recently, the Trust and the FTB (with the concurrence of JPMC) reached an agreement in principle (the “California Tax Settlement”) to settle the California Tax Dispute. Upon approval by the Court, among other things, the California Tax Settlement will result in the FTB making a cash payment to JPMC in the amount of $225 million, with the Trust receiving $45 million thereof in accordance with the GSA. The parties have not yet executed a definitive settlement agreement memorializing the California Tax Settlement; however, the Trust has filed a motion with the Court seeking approval of the California Tax Settlement and the Trust expects such motion to be heard on April 4, 2014. While the parties believe the California Tax Settlement is in their best interests, there can be no assurances that the California Tax Settlement will be approved by the Court.

In addition, there is approximately $34 million in potential refunds due to the “WMI Group” from California relating to tax years of HF Ahmanson and subsidiaries, a predecessor group of corporations. The final amount of refunds and the timing of payment is dependent on the outcome of the Trust’s current litigation with the IRS seeking refunds relating to the IRS acceleration of the recognition of income into 1995, discussed above. If the Trust prevails in the litigation with the IRS on this matter, the Trust will receive approximately $6.8 million, in accordance with the tax refund allocations set forth in the GSA. If the IRS prevails in this litigation, the Trust should receive approximately $2.0 to $2.4 million.

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

During 2013, Reorganized WMI redeemed $36 million of First Lien Notes held by the Trust and the Trust earned $14.8 million of interest with respect to the Runoff Notes. During 2012, Reorganized WMI redeemed $2.0 million of First Lien Notes held by the Trust and the Trust earned $13.4 million of interest with respect to the Runoff Notes. This interest was comprised of (in millions):

Category	2013	2012
Cash interest	$9.6	$3.6
Capitalized interest	$5.5	$8.3
Change in interest receivable as of December 31	$(0.3)	$1.5
Total interest income	$14.8	$13.4

As of December 31, 2013, the Trust owned $80.9 million of First Lien Notes, including capitalized and accrued interest, and $25.0 million of Second Lien Notes, including capitalized and accrued interest. These amounts do not include $23,037 of First Line Notes and $7,180 of Second Lien Notes held in the Disputed Claims Reserve.

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

The CCB Guarantee claims were paid in full in November 2013. The Plan provides that once the CCB Guarantee claims have been paid in full, the Trust can distribute the Runoff Notes held by the Trust to holders of Liquidating Trust Interests. In accordance with the Plan, the Trust disclosed that it intended to distribute the Runoff Notes on February 1, 2014 to LIT holders in accordance with the priority of payments described in Exhibit H to the Plan. Nevertheless, on December 23, 2013, the Trust filed a motion with the Court seeking authorization to sell the Runoff Notes held by the Trust in accordance with the procedures set forth in such motion. The Trust believed that the potential sale of the remaining Runoff Notes could contribute to maximizing the total value of the Trust’s Liquidating Trust Assets. However, because the Trust was unable to obtain the consent required under the Second Lien Notes to waive the restrictions on the accumulation of 4.75% or more of the aggregate principal amount of the Second Lien Notes, the Trust withdrew its motion to sell the Runoff Notes and intends to distribute the Runoff Notes, less any amounts received by the Trust on account of principal redemptions, if any, received prior to distribution, to LTI holders as of the May 1, 2014 Distribution Date.

Note 6. Cash Held for Allowed Claimants

As of December 31, 2013, the Trust reflected a liability of $4.3 million of cash held for holders of certain Allowed Claims against the Debtors, of which $3.2 million was paid on February 1, 2014. The remaining balance is cash held for certain non-adjudicated claims pending potential litigation.

As of December 31, 2012, the Trust reflected a liability of $45.0 million of cash held for holders of certain Allowed Claims against the Debtors, of which $6.0 million was paid on February 1, 2013. The Trust recorded the liability at the full amount of the cash that would have been paid to the claimants when certain requirements were met, primarily the receipt of releases as required by the Plan. The deadline for the holder of an Allowed Claim to provide a release was March 19, 2013. After such date, pursuant to the Plan, funds held for claim holders who did not provide releases became an unencumbered asset of the Trust. Releases for claims totaling $21.8 million were received and paid on May 1, 2013. On March 19, 2013, $14.2 million became an unencumbered asset of the Trust. The funds, to the extent available, were used as part of the distribution on May 1, 2013.

Note 7. Estimated Costs to be Incurred During Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated these costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the remaining life of the Trust. As of December 31, 2012, the Trust estimated that the total operating costs from the Effective Date through the termination of the initial term of the Trust would be $51.8 million. Because of the extensive efforts still required to complete the recovery and liquidation of the Liquidating Trust Assets, including litigating the Employee Claims, and having re-assessed the amounts required to adequately fund its operations, the Trust now estimates that total operating costs from the Effective Date through the end of the initial term of the Trust will be approximately $77.8 million. Furthermore, if the Trust exercises its option to extend the term of the Trust (subject to the approval of the Court), the Trust currently estimates that incremental operating costs during the extended period could be as much as $10.0 million; however, such operating costs could be higher or lower, depending on facts and circumstances underlying the need for an extension, including the duration thereof.

Based on these budgeted amounts, as of December 31, 2013, the Trust recorded a liability for its estimate of operating costs for the term of the Trust (assuming no extension of the initial three (3) year period set forth in the Trust Agreement) of $28.8 million, after incurring expenses during 2013 of approximately $27.2 million (not including costs to pursue Recovery Claims). As of December 31, 2012, the Trust had recorded a liability for such costs of $30.1 million. Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

Note 8. Recovery of Pre-Effective Date Expenses

For the period ended December 31, 2013, the Trust recorded income from the Recovery of Pre-Effective Date Expenses of $15.0 million. This income was primarily related to certain funds which became an unencumbered asset of the Trust, but which were previously reserved for the benefit of holders of allowed claims who had not yet submitted required releases in accordance with the Plan. The funds, to the extent available, were included in the Trust’s distribution on May 1, 2013.

On or shortly after the Effective Date, certain of the Debtors’ obligations were also transferred to the Trust to pay for expenses incurred prior to the Effective Date. As of March 19, 2012, the Trust had recorded a liability for estimated expenses incurred prior to the Effective Date of $94.1 million. The liability was primarily comprised of the Trust’s estimate of fees incurred by professionals prior to the Effective Date. The Court entered an order on August 1, 2012 [D.I. 10476] approving the final fee applications for professionals retained by the Debtors during the Debtors’ bankruptcy proceedings. The actual fees incurred and approved by the Court were substantially less than the original estimate. During 2012, the Trust recorded income of $51.3 million for the recovery of expenses incurred prior to the Effective Date, which was primarily driven by the lower than estimated professional fees.

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

Distributions to LTI holders during 2013 totaled $44.5 million. Funds for distributions made during 2013 were derived primarily from releases from the DCR; the release of funds previously held in the litigation reserve; interest and principal payments received by the Trust on account of its Runoff Notes holdings; and funds previously reserved for holders of allowed claims who had not yet provided releases pursuant to the Plan.

Distributions to LTI holders during 2012 totaled $570.4 million, which amount was principally sourced from releases from the Disputed Claims Reserve due to claims being disallowed, the reduction of the reserve for pre-Effective Date expenses and the monetization of various Liquidating Trust Assets.

In addition to payments to reduce LTI balances, the Trust distributed $4.1 and $35.2 million during 2013 and 2012, respectively, to claimants whose claims were deemed allowed during the applicable period.

As of December 31, 2013, the Trust has satisfied the entire amount of the pre-Petition Date and post-Petition Date claims of Class 2 (Senior Notes (except for the remaining post-petition interest claim of the Senior Floating Notes, which is subordinated to a lower level pursuant to the Plan)), Class 3 (Senior Subordinated Notes) and Classes 14 and 15 (CCB Guarantees Claims).

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

As of December 31, 2013, there were approximately 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. As of December 31, 2012, there were approximately 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.

On March 28, 2013, the Trust entered into a stipulation (the “Underwriter Stipulation”) with certain underwriters (including Morgan Stanley, Credit Suisse, and Goldman Sachs, and collectively referred to herein as the “Underwriters”) who had filed indemnification claims totaling $96.0 million against the Debtors for legal fees and settlement costs incurred in defending securities fraud action claims brought against the Underwriters in connection with their role underwriting various security issuances by the Debtors. During the course of the Debtors’ chapter 11 cases, the Debtors objected to the indemnification claims and the claims were subordinated to Class 18 and Class 19 (as defined in the Plan). Pursuant to the terms of the Underwriter Stipulation, the parties have agreed that (a) the Underwriters’ $24.0 million Class 18 claim will be disallowed in full, and (b) the Underwriters’ $72.0 million Class 19 will be allowed in full. Accordingly, pursuant to the Plan, the Underwriters, as the holders of Allowed Claims in Class 19, received a distribution of approximately 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow, such amount having been calculated in accordance with the Plan. The Underwriters have also reserved any rights they may have to defend against claims brought against them by the Trust and have released the Trust from any possible affirmative claims.

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

D&O Claims and the Insurance Coverage Action

In April 2009, following a preliminary investigation, the Official Committee of Unsecured Creditors of Washington Mutual, Inc., et al. (the “Committee”), in its capacity as authorized representative of WMI’s chapter 11 bankruptcy estate, sent a letter to WMI and certain of its former directors and officers (the “D&Os”) providing them “Notice of Circumstances Resulting in Potential Claims” in connection with, among other things, a $500.0 million transfer from WMI to WMB that took place on September 10, 2008 (the “September Downstream”). After further investigation, the Committee and WMI sent a demand letter dated October 13, 2011 to several of the D&Os, asserting a claim (the “Asserted Claim”) and indicating their intent to pursue litigation against the D&Os in the absence of a negotiated resolution of the D&Os’ liability in connection with the September Downstream. The Asserted Claim has not been resolved.

On October 8, 2012, the Trust filed a complaint in the Delaware Superior Court for New Castle County against 11 insurance carriers (the “Carriers”) that issued director and officer insurance policies purchased by WMI before it filed for bankruptcy (the “D&O Policies”). The complaint initiated the lawsuit captioned WMI Liquidating Trust v. XL Specialty Insurance Co., et al., C.A. No. N12C-10-087 MMJ CCLD (the “Insurance Coverage Action”). In the complaint, the Trust alleges, among other things, that the Carriers breached their obligations under the D&O Policies because they denied coverage and are refusing to pay defense costs for a claim (the “Asserted Claim”) based on a $500.0 million transfer from WMI to WMB that took place on September 10, 2008. In particular, the Trust seeks (i) damages for breach of the D&O Policies, (ii) damages for breach of the Carriers’ duties of good faith and fair dealing, (iii) declaratory judgment as to the Carriers’ obligations under the D&O Policies, and (iv) other relief specified in the complaint. The Carriers filed a motion to dismiss the Insurance Coverage Action, which was denied by the Superior Court. Thereafter, the Carriers sought and obtained leave for interlocutory appeal of the denial of their motion to dismiss. The Supreme Court of Delaware, sitting en banc, heard oral argument on such appeal on March 5, 2014. Otherwise, no trial date has been set in the Insurance Coverage Action.

Goldman Investigation

In December 2012, the Trust filed a motion before the Court seeking discovery of documents and a deposition from Goldman Sachs. The motion sought information from Goldman Sachs related to its trading and lending activity with respect to WMI securities in the period prior to WMI’s bankruptcy. The motion indicated that such documents may be relevant to potential claims against Goldman Sachs for breach of contract and other causes of action. During the course of the Trust’s investigation, Goldman Sachs and the Trust agreed to postpone judicial resolution of the Trust’s motion, subject to Goldman Sachs agreeing to voluntarily produce material by Goldman Sachs that would eliminate the need for a ruling on the motion. Goldman Sachs produced certain materials voluntarily and such materials were reviewed by counsel to the Trust and by consultants retained by the Trust with expertise in the type of securities transactions involved. During the course of such review, the Trust’s advisors identified potential claims against a separate third party and investigated those claims as well. At this time, having reviewed the records and materials produced in connection with the foregoing (and mindful of the legal requirements applicable to the actual assertion of a claim (including Rule 11 of the Federal Rules of Civil Procedure)), the Litigation Subcommittee has determined to terminate its investigation of these claims because the evidence and information reviewed does not support pursuit of such claims. In connection with the foregoing, the above-referenced motion filed with the Court was withdrawn in late 2013.

Note 13. Subsequent Events

See Note 4 with respect to (a) a proposed settlement recently entered into between the Trust and the FTB and (b) a recent ruling by the District Court for the Western District of Washington with respect to a tax refund claim asserted by the Trust.

On March 10, 2014, the Trust entered into a settlement agreement (the “Providian Settlement Agreement”) with fifteen (15) employee claimants (the “Providian Claimants”), who, pursuant to their proofs of claim and related documentation and agreements, maintain historical claims relating to the period prior to the seizure of WMB’s assets (the “Pre-Seizure Component”), as well as claims arising from or relating to the seizure of WMB’s assets (the “Post-Seizure Component”). Pursuant to the Providian Settlement Agreement, among other things, the Trust has agreed to resolve the Pre-Seizure Component and the Providian Claimants have agreed to waive any and all recoveries relating to the Post-Seizure Component. The Providian Claimants filed claims totaling $27.7 million plus unliquidated damages for legal fees. The DCR holds approximately $18.2 million for these claimants and the settlement agreement provides that the Trust will pay the Providian Claimants $12.5 million. On March 27, 2014, the Court entered an order approving the Providian Settlement Agreement and the matters covered thereby.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code filed on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on December 16, 2011.

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the United States Bankruptcy Court for the District of Delaware, and as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

10.1	WMI Liquidating Trust Agreement, dated as of March 6, 2012, by and among Washington Mutual, Inc. and WMI Investment Corp., as debtors and debtors-in-possession, William C. Kosturos, as liquidating trustee, and CSC Trust Company of Delaware as the Delaware resident trustee of the WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 12, 2012, as amended by Amendment No.1 to the WMI Liquidating Trust Agreement dated as of August 1, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on August 7, 2012, and by Amendment No. 2 to the WMI Liquidating Trust Agreement dated as of January 7, 2014, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on January 13, 2014.

10.2	Engagement Letter between WMI Liquidating Trust and Alvarez & Marsal North America, LLC, dated as of March 29, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on April 4, 2012.

10.3	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on March 23, 2012, as amended by Amendment No.1 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on September 27, 2012.

10.4	Employment Agreement between WMI Liquidating Trust and Charles Edward Smith, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

10.5	Employment Agreement between WMI Liquidating Trust and Doreen Logan, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

31.1*	Certification of WMI Liquidating Trust’s liquidating trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the WMI Liquidating Trust’s liquidating trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.