Form 10-K
period 2014-12-31
WMI Liquidating Trust
filed 2015-03-31
CIK 1545078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:

Not applicable. Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

WMI LIQUIDATING TRUST

2014 FORM 10-K

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to WMI Liquidating Trust, the use of “WMI” refers to Washington Mutual, Inc., and the use of “Reorganized WMI” refers to WMI Holdings Corp. (formerly known as Washington Mutual, Inc.).

The Trust is following the modified reporting methodology under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that is described in the REMEC Liquidating Trust no-action letter, issued by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on March 28, 2011 (the “REMEC No-Action Letter”). In accordance with the approach outlined in the REMEC No-Action Letter and the accompanying request, during the life of the Trust, the Trust will not file Quarterly Reports on Form 10-Q with the SEC, but will timely file (i) Annual Reports on Form 10-K containing unaudited financial statements, and (ii) Current Reports on Form 8-K to report material events as they occur. The Trust, created March 6, 2012, when WMI and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”), entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and Delaware Trust Company (formerly known as CSC Trust Company of Delaware) as the Delaware resident trustee (the “Resident Trustee”), has a calendar fiscal year. The Trust did not own or otherwise hold title to any assets or otherwise engage in any activity until March 19, 2012, the effective date of the Debtors’ chapter 11 plan (the “Effective Date”) as described below in Item 1 of Part 1 of this Form 10-K. Accordingly, the Trust’s reporting period for fiscal year 2012 commenced March 19, 2012 and ended December 31, 2012 and, on that basis, references in this report to financial information for 2012 refer to this abbreviated period. The Trust’s reporting period for fiscal years following 2012 commenced on January 1 and ended on December 31.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict. Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for 2014. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include, but are not limited to, the following:

•	the Trust’s ability to obtain the approval of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) with respect to motions in the chapter 11 case of the Debtors prosecuted by the Trust from time to time;

•	the Trust’s ability to resolve disputed claims and liabilities;

•	risks associated with any lawsuits and other claims that might be brought against the Debtors or by or against the Trust in the future during the remaining term of the Trust;

•	the variability in the actual value to be realized from monetizing many of the Trust’s assets, including the resolution of tax litigation and refunds;

•	the limited liquidity available for the beneficial interests in the Trust (referred to herein as “Liquidating Trust Interests” or “LTIs”), which interests are non-certificated and non-transferable other than by will, intestate succession or operation of law; and

•	the risk that an LTI holder will be subject to tax notwithstanding that such LTI holder did not actually receive cash from the Trust as described more fully herein (LTI holders are taxed as if they directly receive their allocable portion of any Trust income, gain, deduction or loss associated with the Trust’s activities regardless of whether a contemporaneous or commensurate cash distribution is actually made to such LTI holder).

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

PART I

Item 1. Business.

Our principal executive office is located at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101, and our telephone number is (206) 432-8887. Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other SEC filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Trust with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at (202) 551-8090. The Trust also provides access to its most recently filed reports through the Trust’s website at www.wmitrust.com after filing such material with the SEC.

Overview of Chapter 11 Bankruptcy of the Debtors and Liquidating Trust Agreement

On September 26, 2008 (the “Petition Date”), the Debtors filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court (Case No.08-12229 (MFW)) after the Director of the Office of Thrift Supervision appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for Washington Mutual Bank (“WMB”), a subsidiary of WMI, and advised WMI that the receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC sold substantially all the assets of WMB, including the stock of WMB fsb, to JPMorgan Chase Bank, National Association (“JPMC”) pursuant to that certain Purchase and Assumption Agreement, Whole Bank, dated September 25, 2008 (the “Purchase and Assumption Agreement”).

On December 12, 2011, the Debtors filed with the Bankruptcy Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”). The Filed Plan was subsequently amended by the Modification of Seventh Amended Plan, dated January 9, 2012, the Second Modification of Seventh Amended Plan, dated January 12, 2012, and the Third Modification of Seventh Amended Plan, dated February 16, 2012 (the Filed Plan, along with all modifications, the “Plan”). The Plan provides for, among other things, the formation of the Trust.

On February 24, 2012, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Plan, the Disclosure Statement and the Confirmation Order have previously been filed with the SEC and are incorporated herein by reference.

On March 6, 2012, (a) the Trust was formed when, pursuant to the Plan, the Debtors entered into the Trust Agreement with the Liquidating Trustee and the Resident Trustee, and (b) the initial members of the Trust’s advisory board (the “Trust Advisory Board” or “TAB”) were appointed. The TAB is responsible for approving certain decisions of the Liquidating Trustee subject to and as further described in the Trust Agreement. The Trust Agreement has previously been filed with the SEC and is incorporated herein by reference.

On the Effective Date, the Plan became effective and a notice of the Effective Date of the Plan was filed with the Bankruptcy Court. Reorganized WMI, as a successor of WMI, filed a Form 8-K with the SEC on March 23, 2012 disclosing, among other things, (a) the occurrence of the Effective Date and the emergence of Reorganized WMI from the Debtors’ chapter 11 case, (b) the transfer of certain of the Debtors’ assets to the Trust, as further described below (which assets are referred to herein as the “Liquidating Trust Assets”), (c) the cancellation of WMI’s existing equity interests, (d) the amendment of Reorganized WMI’s articles of incorporation and bylaws, and (e) the issuance by Reorganized WMI of 200,000,000 shares of new common stock to (A) holders of certain allowed claims against, or former equity interests in, the Debtors, and (B) a disputed equity escrow that is administered by the Liquidating Trustee as escrow agent (the “Disputed Equity Escrow”).

The Trust is a successor-in-interest to the Debtors for certain limited purposes and, as such, is responsible for future reporting to the Bankruptcy Court with respect to the Debtors’ chapter 11 cases. Such reporting obligations include the filing of quarterly summary reports (“QSRs”) with the Bankruptcy Court, which reports are prepared by the Trust for the purpose of complying with the quarterly operating guidelines as described in the Chapter 11 Trustee Handbook, United States Department of Justice, May 2004, in accordance with 28 U.S.C. §1746(2). The QSRs also are filed by the Trust with the SEC under cover of Form 8-K. In addition to the foregoing, from and after the Effective Date, the Trust has reported other material events on a timely basis as they occurred pursuant to Form 8-Ks filed with the SEC.

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

The Liquidating Trust Assets consisted of all of the assets of the Debtors as of the Effective Date (for a current description of the assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein), other than:

•	assets distributed to JPMC pursuant to that certain Second Amended and Restated Settlement Agreement, dated February 7, 2011, by and among the Debtors, the FDIC, JPMC, and the other parties thereto (the “Global Settlement Agreement”);

•	WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of Reorganized WMI, and (iii) WMB (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

Unless stated otherwise, any financial information contained in this Form 10-K uses approximate dollar amounts due to rounding.

The sole purpose of the Trust is to hold, manage and administer the Liquidating Trust Assets and distribute the proceeds thereof, if any, to LTI holders. The Trust will not, at any time, engage in the conduct of any trade or business other than the liquidation and distribution of the Liquidating Trust Assets, and is intended to qualify as a “liquidating trust” for U.S. federal income tax purposes as further discussed below under “U.S. Federal Income Tax Treatment.”

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) years. As a result, such extension will run through March 19, 2018 (unless dissolved earlier or otherwise extended).

LTIs are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2014 and Recent Developments

Initial Distribution

The Plan and Global Settlement Agreement became effective on the Effective Date. On or about the Effective Date, the Debtors distributed $6.5 billion of cash to creditors with Allowed Claims (“Initial Distribution”). The assets transferred to the Trust on or about the Effective Date included $725.8 million of cash and cash equivalents for the Disputed Claims Reserve (as defined below), which represents cash that would have been distributed to holders of claims as part of the Initial Distribution had such claims been allowed as of the Effective Date.

Distributions

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement. These distribution procedures include a reserve mechanism (the “Disputed Claims Reserve” or “DCR”) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date (or as amended and reinstated after the Effective Date by order of the Bankruptcy Court) and the issuance of LTIs and Runoff Notes (as defined herein) in respect thereof if and when such claims are allowed.

Subject to certain limited exceptions as set forth in the Trust Agreement, the Liquidating Trustee is required to distribute to LTI holders on account of their LTIs, on each Distribution Date (as defined below), all cash then on hand, except (i) an amount of the Liquidating Trust Assets set aside to fund the Trust’s activities (the “Funding”), which amount was $60 million as of the Effective Date, and, out of which, $20 million as of the Effective Date (the “Litigation Funding”) was allocated to the Litigation Subcommittee (the “Litigation Subcommittee”), a subcommittee of the TAB, to be used for the prosecution of Recovery Claims (as defined below), (ii) such other amounts as are retained on account of any remaining disputed claims in the Disputed Claims Reserve, and (iii) after taking into account the Funding, such additional amounts (A) as are reasonably necessary to meet contingent liabilities and to maintain the value of the Liquidating Trust Assets pending their liquidation during the term of the Trust, (B) as are necessary to pay reasonably incurred or anticipated expenses (including, but not limited to, any taxes imposed on or payable by the Debtors or the Trust or in respect of the Liquidating Trust Assets), or (C) as are necessary to satisfy other liabilities incurred or anticipated by the Trust in accordance with the Plan, the Global Settlement Agreement, or the Trust Agreement. Provided the applicable conditions as set forth in the Trust Agreement with respect to the making of a distribution have been satisfied, “Distribution Date” is defined in the Trust Agreement to mean the first day of the second month in each fiscal quarter during the term of the Trust or such other dates that the Liquidating Trustee determines, in consultation with the TAB, are appropriate from time to time provided that there is at least one such date in each fiscal quarter during the term of the Trust. Subject to the exculpation and release provisions of the Plan, the term “Recovery Claims” is defined collectively in the Trust Agreement to mean (x) claims against present and former officers and directors of the Debtors for actions arising during the period prior to the Petition Date, (y) claims against professionals and representatives retained by the Debtors with respect to conduct that occurred prior to the Petition Date, and (z) claims based on conduct that occurred prior to the Petition Date against third-parties for any non-contractual breach of duty to WMI, including, but not limited to, antitrust claims and business tort claims. For a discussion of current legal proceedings, see Part I, Item 3 (a) “Material Legal Proceedings.”

The chart below summarizes the distributions made to LTI holders subsequent to the Initial Distribution (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
June 8, 2012	$414.9	$43.7	$458.6	Paid to Tranche 2	June 8, 2012
August 1, 2012	69.8	3.9	73.7	Paid to Tranche 2	July 27, 2012
November 1, 2012	85.7	2.2	87.9	Paid to Tranches 2 and 3. Tranche 2 LTIs have been paid in full.	November 2, 2012
Total – 2012	$570.4	$49.8	$620.2
May 1, 2013	$21.8	$0.6	$22.4	Paid to Tranche 3	May 1, 2013
August 1, 2013	5.9	0.1	6.0	Paid to Tranche 3	July 31, 2013
November 1, 2013	16.7	0.4	17.1	Paid to Tranche 3. Tranche 3 LTIs have been paid in full.	October 31, 2013
December 31, 2013	0.1	0.0	0.1	De Minimis LTIs (LTIs with balances less than $500 have been paid in full)	January 31, 2014
Total – 2013	$44.5	$1.1	$45.6
May 1, 2014	$106.6	$2.3	$108.9	Runoff Notes distributed to Tranche 4a and 4b. Tranche 4a LTIs have been paid in full. (Amount represents estimated fair market value of distribution. LTIs were reduced by a lesser amount calculated pursuant to the Plan, or $93.1 million).	April 29, 2014
August 1, 2014	77.2	1.2	78.4	Paid to Tranche 4b	July 30, 2014
Total – 2014	$183.8	$3.5	$187.3
Total – Cumulative	$798.7	$54.4	$853.1

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable subsequent to the Initial Distribution:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
March 31, 2012	May 1, 2012	$3.2
May 30, 2012	June 8, 2012	0.3
June 30, 2012	August 1, 2012	17.3
June 30, 2012	August 15, 2012	1.9
September 30, 2012	November 1, 2012	9.6
November 1, 2012*	November 1, 2012	0.4
December 31, 2012**	February 1, 2013	2.5
Total 2012		$35.2
March 31, 2013	May 1, 2013	0.9
June 30, 2013***	August 1, 2013	—
December 31, 2013**	February 1, 2014	3.2
Total 2013		$4.1
March 31, 2014	April 11, 2014	12.9
September 30, 2014	August 21, 2014	0 .2
Total – 2014		$13.1
Total – Cumulative		$52.4

*      A redistribution of funds within the same class. Distribution does not represent a claim that was previously disputed.

**    These allowed amounts were recognized as a reduction of net assets as of December 31 and paid on February 1 of the following year.

***  Distribution of less than $5,000 paid to one settling employee claimant.

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

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2014 tax returns on or about April 1, 2015. LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

In addition to the foregoing, the following individuals are currently executive officers and/or employees of the Trust as specified below:

Name	Title
John Maciel*	Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel & Secretary
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer
* Trust Professional

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

The Trust cannot be assured of the exact amount or timing of any future distribution to Trust Beneficiaries.

The administration of the Trust is subject to numerous uncertainties and may result in less than anticipated or no remaining assets available for future distribution to Trust Beneficiaries. The precise nature, amount and timing of any future distribution to the Trust Beneficiaries will depend on and could be delayed by, among other things, (i) the Trust’s ability to obtain Bankruptcy Court approval with respect to motions in the Debtors’ chapter 11 cases prosecuted by the Trust from time to time; (ii) the Trust’s ability to resolve disputed claims; (iii) risks associated with any litigation and other claims that might be brought against the Debtors or by or against the Trust in the future during the term of the Trust; and (iv) risks associated with the illiquid nature of the LTIs issued by the Trust, which are non-certificated and non-transferable other than by will, intestate succession or operation of law. The estimates provided are based on currently available information, and actual distributions, if any, could be less than or more than the range we have estimated.

Amount of claims could be more than projected.

The allowed amount of certain claims that are currently disputed could be more than projected in the Disclosure Statement, which in turn, could cause the value of distributions to certain Trust Beneficiaries to be reduced substantially or in whole. In addition, certain claims may continue to accrue post-Petition Date interest such that delays in distributions are likely to reduce distributions available for other Trust Beneficiaries.

Subordinated claims will be paid prior to any distribution to former holders of equity interests in WMI.

Trust Beneficiaries who were projected to receive value on account of their Allowed Claims against the Debtors have been issued LTIs evidencing their right to receive distributions from the Trust if, and to the extent, sufficient cash is available with respect thereto. If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to such Trust Beneficiaries in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement.

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)). As of December 31, 2014, outstanding allowed and disputed Subordinated Claims totaled $42.4 million. In addition, during the Debtor’s bankruptcy proceedings, the Bankruptcy Court ordered that certain Class 17B claims (defined in the Plan as WMB Subordinated Notes Claims) be subordinated to the level of Class 18. Such Class 17B claims remain disputed and unliquidated. The allowance of any Subordinated Claims (including WMB Subordinated Notes Claims) would affect the amount, if any, of distributions that would otherwise be available to the former holders of Equity Interests. For additional information regarding these matters, see Item 3 of this Form 10-K under “WMB Subordinated Debt Misrepresentation Claims.”

Furthermore, and as discussed in more detail in Item 3 of this Form 10-K under “Mortgage Pass-Through Litigation”, the Bankruptcy Court has indicated that it will allow one Claimant to re-file its proof of claim as either a General Unsecured Claim (as defined in the Plan) or a Subordinated Claim, as determined by the Court, when recoveries become available to holders of Subordinated Claims. Such re-filing, and the ultimate resolution of any such claim may affect the amount, if any, of distributions that would otherwise be available to former holders of Equity Interests.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different from those that have been estimated.

The Trust presents its financial statements in accordance with liquidation basis accounting, which requires the reporting entity to report its assets and liabilities based on net realizable values, or the cash the Trust expects to receive for its assets and the estimated settlement amounts for its liabilities. For purposes of the QSRs that the Trust has filed with the Bankruptcy Court and the SEC under cover of Form 8-K on a quarterly basis since the Effective Date, management has used the fair market values assigned to the Trust’s assets for federal tax reporting purposes. Valuation of assets requires management to make difficult estimates and judgments. Management used the services of an independent valuation firm in connection with estimating the value of certain of the Trust’s assets. Estimates necessarily require assumptions, and changes in such assumptions over time could materially affect the reported results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual net cash to be received by the Trust from the actual liquidation of assets and liabilities likely will be different than reported by the Trust from time to time. Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Bankruptcy Court and the SEC under cover of Form 8-K and future annual reports filed on Form 10-K.

The amount of cash realized from monetizing the Liquidating Trust Assets could be less than projected.

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2014 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets. In the event that the net realizable value thereof is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

The Trust will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

The Bankruptcy Court recently entered an order extending the term of the Trust through March 19, 2018 (unless dissolved earlier or otherwise extended). As a result, liabilities and expenses associated with the operation and administration of the Trust, such as employee compensation, fees paid to members of the TAB, office space expenses, insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries. These expenses and liabilities will reduce the amount of

Liquidating Trust Assets available for future distribution to Trust Beneficiaries. The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets, excluding the costs of pursuing Recovery Claims. As mentioned elsewhere in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust for the period ended December 31, 2014. The Trust believes such estimates and assumptions are reasonable under the Trust’s currently existing facts and circumstances. Nevertheless, the Trust’s operational facts and circumstances are subject to change and amounts required to operate and administer the Trust could be significantly higher than estimates and assumptions made by the Trust as of December 31, 2014.

An increase in operating expenses beyond the current estimate could result in liquidity issues for the Trust.

If the Trust’s actual expenses exceed the Funding, the Trust could experience significant illiquidity unless other assets are liquidated or otherwise available to be monetized. If liquidity issues arise, there is no assurance that the Trust will be able to liquidate or monetize any assets in a timely manner or that such liquidation or monetization will result in sufficient cash to fund the Trust’s activities.

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

The Trust Agreement provides, that in the event of the resignation, removal, incapacity or other reason for the Liquidating Trustee’s inability to continue to serve as Liquidating Trustee, a successor Liquidating Trustee will be appointed by a majority of the TAB or, if a successor Liquidating Trustee is not appointed by the TAB within 30 days after the Liquidating Trustee ceases to serve in that role, then by the Bankruptcy Court. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final distribution of the Liquidating Trust Assets and the dissolution of the Trust.

The Trust has limited personnel resources which could adversely affect its operations.

The Trust has very limited staffing and management resources and is highly dependent on Trust Professionals and a limited number of employees to carry out its operations and manage its affairs. While Trust Professionals and the Trust’s employees are engaged or employed, as the case may be, pursuant to currently effective engagement letters or employment agreements, such engagement letters or employment agreements can be terminated in accordance with their terms and one or more of such terminations, if effected prior to the expiration of the term of the Trust, could materially and adversely affect the Trust’s operations, delay completion of the recovery and liquidation of Liquidating Trust Assets, and/or delay and/or reduce distributions of Liquidating Trust Assets to Trust Beneficiaries.

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to its underlying portion of the underlying assets of the Trust.

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to the holder’s portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is actually made to such holder by the Trust. Accordingly, there is a risk that an LTI holder will be taxed without receiving cash from the Trust.

Trust Beneficiaries have no direct or indirect authority with respect to the administration of the Trust.

Subject to the Plan, the Global Settlement Agreement and the provisions of the Trust Agreement, including the oversight and approval rights that are set forth in the Trust Agreement with respect to the TAB, the Litigation Subcommittee and the Bankruptcy Court, the Liquidating Trustee has primary control over the day-to-day administration of the Trust, and the Trust Beneficiaries have no direct or indirect authority with respect to such administration.

Undeliverable distributions will result in the cancellation of a holder’s entitlement to a distribution.

A distribution may be undeliverable (or deemed to be undeliverable) to a holder of an Allowed Claim where (i) such holder does not negotiate a check received by such holder on account of an Allowed Claim and the check is cancelled, (ii) such holder does not provide documentation required under the Plan, including releases and relevant tax forms or (iii) such holder does not advise the Trust of a change of address or other relevant delivery information. Such undeliverable distributions will result in the cancellation of such holder’s entitlement to a distribution.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Trust’s office is located at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101. The Trust occupies 7,400 square feet pursuant to a lease with a fixed term through the end of April 2015. After that date, the lease converts into a month-to-month arrangement wherein either party to the lease can terminate at will with thirty (30) days’ notice. Reorganized WMI, through an amendment to the Transition Service Agreement, is liable for 50% of the rent under the lease. See Item 13 (a) “Certain Relationships and Related Transactions, and Director Independence – Transaction Services Agreement”.

Item 3. Legal Proceedings.

(a)	Material Pending Legal Proceedings

The material pending legal proceedings to which the Trust is currently a party, or in relation to which any Liquidating Trust Assets are subject, are summarized below.

Recovery Claims

The Plan required that the Trust set aside $20.0 million, the Litigation Funding, to potentially pursue recoveries from pending and future investigations, litigations (other than tax-related litigation) and to defend certain claims. In connection with a distribution to LTI holders in November 2013, the Trust’s Litigation Subcommittee authorized a release of $12.0 million from the Litigation Funding to partially fund such distribution. In accordance with the terms of the Trust Agreement, as amended, the Litigation Subcommittee may require, subject to applicable conditions, that the Trust replenish the Litigation Funding by up to $12.0 million, on an-as needed basis, from unrestricted funds currently held by the Trust, or as funds become available in the future. As of the date hereof, no such replenishment has been requested; however, the obligation to do so remains in effect.

The status of each of the current Recovery Claims, as of March 31, 2014, is described below:

Directors & Officers Claims and the Insurance Coverage Action

In April 2009, following a preliminary investigation, the Official Committee of Unsecured Creditors of Washington Mutual, Inc.et al. (the “Committee”), in its capacity as authorized representative of WMI’s chapter 11 bankruptcy estate, sent a letter to WMI and certain of its former directors and officers (the “D&Os”) providing them “Notice of Circumstances Resulting in Potential Claims” in connection with, among other things, a $500.0 million transfer from WMI to WMB that took place on September 10, 2008 (the “September Downstream”). After further investigation, the Committee and WMI sent a demand letter, dated October 13, 2011, to several of the D&Os, asserting a claim and indicating their intent to pursue litigation against the D&Os in the absence of a negotiated resolution of the D&Os’ liability in connection with the September Downstream.

On October 8, 2012, the Trust commenced an action in the Delaware Superior Court for New Castle County (the “Delaware Superior Court”) against 11 insurance carriers (the “Carriers”) that issued director and officer insurance policies purchased by WMI before it filed for bankruptcy (the “D&O Policies”) styled WMI Liquidating Trust v. XL Specialty Insurance Co., et al., C.A. No. N12C-10-087 MMJ CCLD (the “Insurance Coverage Action”). In the complaint, the Trust alleges, among other things, that the Carriers breached their obligations under the D&O Policies because they denied coverage and are refusing to pay defense costs for the Asserted Claim based on the September Downstream. In particular, the Trust sought (i) damages for breach of the D&O Policies, (ii) damages for breach of the Carriers’ duties of good faith and fair dealing, (iii) declaratory judgment as to the Carriers’ obligations under the D&O Policies, and (iv) other relief specified in the complaint. The Carriers filed a motion to dismiss the Insurance Coverage Action asserting that the Trust lacked standing and the complaint otherwise failed to state a claim upon which relief may be granted or to present an actual controversy. The Delaware Superior Court denied the Carriers’ motion to dismiss, which decision the Carriers appealed to the Supreme Court for the State of Delaware (the “Delaware Supreme Court”). Pursuant to an opinion, dated May 28, 2014, and reported as XL Specialty Ins. Co v. WMI Liquidating Trust, 93A.3d 1208 (Del. 2014), the Delaware Supreme Court determined that the Insurance Coverage Action was not ripe and remanded the matter to the Delaware Superior Court with the direction to dismiss the Insurance Coverage Action without prejudice to refiling. By order dated, June 6, 2014, the Insurance Coverage Action was dismissed without prejudice by the Delaware Superior Court.

On October 14, 2014, the Trust commenced two actions against the D&Os (the “D&O Defendants”): (i) one action in the King County Superior Court of the State of Washington (the “Washington D&O Litigation”) and (ii) an adversary proceeding in the Bankruptcy Court (the “D&O Adversary Proceeding” and, collectively, the “D&O Litigation”). In the Washington D&O Litigation, the Trust seeks at least $500 million in damages and costs and reasonable attorneys’ fees, asserting, among other things, that the D&O Defendants breached their fiduciary duties of loyalty, care and good faith to WMI by implementing, approving or acquiescing in the September Downstream and that the September Downstream was a waste of WMI’s corporate assets. In the D&O Adversary Proceeding, the Trust seeks to, among other things, disallow the D&O Defendants’ proofs of claim against the Debtors’ estates in the above-captioned chapter 11 cases for indemnification, advancement, contribution, and/or reimbursement allegedly arising from their employment with WMI. The Trust asserts that the indemnification sought does not extend to any of the D&O Defendants because they breached their fiduciary duties, which excuses any obligation to provide the D&O Defendants indemnification, advancement, contribution, and/or reimbursement and under WMI’s organizational documents and under other applicable Washington law. Moreover, the Trust asserts that, to the extent such claims are allowed, the D&O Defendants’ proofs of claim should be subordinated under section 510(c) of the Bankruptcy Code to all other claims against the Debtors’ estates as a result of the D&Os’ inequitable conduct, as described in the D&O Litigation.

On December 1, 2014, the Trust filed a motion (the “D&O Approval Motion”) seeking Bankruptcy Court approval of a settlement agreement between the Trust, certain of the D&O Defendants, and certain insurers under WMI’s director and officer liability insurance policies for 2007-2008 and 2008-2009 (the “Insurers”) resolving, among other things, the D&O Litigation (the “D&O Settlement Agreement”). The D&O Settlement Agreement provides for the affirmative recovery by the Trust from the Insurers of $37.0 million and, perhaps as importantly, the release of reserves held on behalf of disputed claims in the aggregate amount of $25.3 million, the release of the obligation to reserve funds in an amount equal to an Allowed Subordinated Claim of $4.2 million and the release of Reorganized WMI shares from the Disputed Equity Escrow.

On December 15, 2014, four former WMI officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion, alleging, among other things, that (i) the D&O Settlement Agreement was entered into by the 2007-2008 Insurers in bad faith because the payments thereunder would deplete their respective policies and because the Insurers entered into the D&O Settlement Agreement without the officers’ consent and (ii) the D&O Settlement Agreement should not be approved because it contains nonconsensual third-party releases of and an injunction and bar order against any present or future claims by the officers against the 2007-2008 Insurers. On December 18, 2014, the Trust filed its reply in support of the D&O Approval Motion, asserting, among other things, that (i) the D&O Settlement Agreement is fair, equitable and in the best interests of the estate; (ii) the D&O Settlement Agreement was entered into in good faith by all of the parties; and (iii) the third-party releases, injunction and bar order are necessary and appropriate under the circumstances. At a hearing held on December 23, 2014, the Bankruptcy Court granted the D&O Approval Motion in its entirety, determined that the Insurers had acted in good faith and subsequently entered an order authorizing the consummation of the transactions contemplated by the D&O Settlement Agreement. On January 5, 2015, the Non-Settling Officers appealed the Bankruptcy Court’s order granting the D&O Settlement Agreement. As of the date hereof, such appeal remains pending and the D&O Settlement Agreement has not been consummated.

The Trust is aware that, on December 12, 2014, the Non-Settling Officers filed a complaint against certain of the Insurers in the King County Superior Court of the State of Washington (the “Washington Insurer Litigation”). In the Washington Insurer Litigation, the Non-Settling Officers seek, among other things, a declaratory judgment that the Insurers named therein breached the terms of the applicable D&O Policies by entering into the D&O Settlement Agreement. As of the date of this Report on Form 10-K, the Washington Insurer Litigation has been stayed by the Court’s order granting the D&O Approval Motion. None of the Trust, the Liquidating Trustee or the Trust’s management was named as a party in the Washington Insurer Litigation and we do not expect to have a direct role in these proceedings, if or when they go forward.

On January 30, 2015, the King County Superior Court of the State of Washington granted the Trust’s motion to stay all proceedings with respect to the Washington D&O Litigation for an initial period of six (6) months, in order to allow for a resolution with respect to the D&O Approval Motion. On February 9, 2015, the Trust filed a motion for similar relief with the Bankruptcy Court, requesting a stay on all proceedings in the D&O Adversary Proceeding until the earlier of (i) a final resolution with respect to the D&O Approval Motion and (ii) July 30, 2015. By order, dated March 3, 2015, the Bankruptcy Court granted the motion.

Disputed Claims

As of December 31, components of the Disputed Claims Reserve were:

(in millions)	2014	2013	2012
Net Assets in Disputed Claims Reserve	$107.9	$174.6	$183.0
LTI balance in Disputed Claims Reserve	$1.9	$7.3	$8.9

Any release of net assets or the cancellation of an LTI balance from the Disputed Claims Reserve would increase the net asset value per LTI that is available for the holders of Allowed Claims. The following discussion relates to the status of current legal proceedings related to material disputed claims.

Director and Officer Claims Estimation

On or before March 31, 2009, several of WMI’s former directors and officers (the “D&O Claimants”) filed proofs of claim in the Debtors’ chapter 11 cases asserting, among other claims, unliquidated claims for indemnification and advancement of defense and other litigation costs and damages (the “D&O Claims”). On November 17, 2010, WMI filed a motion seeking to estimate the D&O Claims at $0 (the “Estimation Motion”).

On September 17, 2012, the Bankruptcy Court entered its Order Approving Stipulation Resolving, Among Other Things, Estimation Motion with Respect to Certain Disputed Director and Officer Non-Subordinated Indemnification Claims, which approves a stipulation (the “Reserve Stipulation”) that resolved the Estimation Motion. Among other things, the Reserve Stipulation provides that the Trust must reserve an amount equal to the pro rata share of distributions that would be made to the D&O Claimants if the non-subordinated D&O Claims were Allowed Claims (in Class 12 of the Plan) in the aggregate amount of $23,404,139 (the “Aggregate D&O Reserve Amount”), which amount is to be used for distributions on account of D&O Claims that are allowed and are not subordinated. The reserve for claims up to $18,239,734 (the “Potential Defense Fees and Costs Amount”) can be released if (i) $19.0 million of insurance coverage is available under the D&O Policies for the Asserted Claim, (ii) the Carriers have been ordered to advance defense costs, (iii) no retention under the D&O Policies applies, and (iv) the Carriers have no right of subrogation with respect to the D&O Policies. In the Reserve Stipulation, the Trust covenants not to sue certain of its former directors and officers except on certain claims (the “Reserved Rights”) set forth in the Reserve Stipulation (which include the Asserted Claim) and the parties to the stipulation agree that the statutes of limitation to bring an action asserting the Reserved Rights or object to the D&O Claims are tolled through and including October 31, 2013. The difference between the Aggregate D&O Reserve Amount and the Potential Defense Fees and Costs Amount will be reallocated in accordance with, and at the time specified in, the Reserve Stipulation.

As of December 31, 2014, the Trust holds $25.3 million in accordance with the Reserve Stipulation and other related claims in the Disputed Claims Reserve. Such reserves would be released as a Liquidating Trust Asset available for distribution if the D&O Settlement Agreement is consummated consistent with the current terms of the agreement.

Employee Claims Litigation

Certain former employees of WMI and WMB have filed proofs of claim in the Debtors’ chapter 11 cases asserting claims (the “Employee Claims”) for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC. Between June 2009 and September 2012, in connection with the Debtors’ reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to the Employee Claims on the bases that, among other things: (i) no “change in control,” as defined in the respective contracts, occurred; and (ii) in some instances, WMI was not a party to the contracts or benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto. A significant number of employee-claimants filed responses to such omnibus objections, and the Trust continues to litigate with 70 claimants who have asserted Employee Claims. Over time, several of the remaining claimants have filed motions to amend their proofs of claim to either assert alternative theories of recovery or to seek additional amounts and the Bankruptcy Court has granted or denied such motions from time to time. In February 2013, the Trust filed a motion to amend its omnibus objections to set forth additional grounds to disallow the employee claims pursuant to certain regulations promulgated under the Federal Deposit Insurance Act and Home Owners’ Act of 1933. Following a hearing in August, 2013, the Bankruptcy Court denied the Trust’s motion, but the Bankruptcy Court ordered the Trust to file a “declaratory judgment action” (naming the FDIC, Board of Governors of the Federal Reserve System (“FRB”) and all claimants in the underlying Employee Claims litigation) seeking a determination as to whether the Trust is precluded by certain federal regulations, including the golden parachute regulations (as defined in the regulation), from paying any of the claimants if their Employee Claims are allowed” (the “Bankruptcy Court Order”).

On March 10, 2014, the Trust entered into a settlement agreement (the “Providian Settlement Agreement”) with fifteen (15) employee claimants (the “Providian Claimants” and, together with the Trust, the “Parties”), who, pursuant to their proofs of claim and related documentation and agreements, maintained historical claims relating to the period prior to the seizure of WMB’s assets, as well as claims arising from or relating to the seizure of WMB’s assets. On March 27, 2014, the Bankruptcy Court entered an order approving the Providian Settlement Agreement and the matters covered therein. The Trust recorded the settlement as an Allowed Claim as of March 31, 2014 and distributed the payment of $12.5 million on April 11, 2014. Pursuant to the Providian Settlement Agreement, the Parties withdrew all claims, causes of action, motions, objections and any other pleadings from the Employee Claims litigation with respect to the Providian Claimants.

On October 31, 2013, the Trust filed a motion for summary judgment (the “Summary Judgment Motion”) seeking to cap the maximum allowable amount payable on account of certain Employee Claims in accordance with the limitations imposed by Section 502(b)(7) of the Bankruptcy Code (the “Section 502(b)(7) Cap”) and to release reserves held in excess of such amounts. At the April 23, 2014 hearing to consider the Summary Judgment Motion, the Bankruptcy Court held that the Section 502(b)(7) Cap applies to limit all of the claims subject to the motion; however, certain bonuses should be included in calculating the cap amount for each claimant. The Trust and the employee claimants, or their respective counsel, as the case may be, conferred and agreed on the caps for all but two (2) claimants. The Trust is in the process of meeting and conferring with the remaining claimants to resolve their disputes. As a result, $48.4 million above and beyond the claimants’ Section 502(b)(7) Cap amounts was released from the DCR as of June 30, 2014.

Therefore, as of December 31, 2014, the Trust held $64.3 million in reserve on account of the Employee Claims, with the aggregate “as-filed” amount of those claims totaling $60.3 million after the application of the Section 502(b)(7) Cap as of the same date. As previously discussed, since the Effective Date, the Bankruptcy Court has allowed certain claimants to either amend their claims or refile expunged claims after the Effective Date.

As previously disclosed, the Trust entered into settlement agreements in principle with certain of the remaining claimants. Since then, the FDIC and FRB directed the Trust to submit a letter request seeking a determination as to the applicability of the so-called golden parachute regulations with respect to certain benefits for which these claimants are seeking payment. As a result of the FDIC’s and FRB’s directive, thirty-two (32) claimants (representing $19 million in claims) entered into stipulations with the Trust and agreed to participate in the interagency approval process. In response to the Trust’s letter request on behalf of the 32 claimants, by letter, dated July 16, 2013, the FDIC notified the Trust that payments on account of such settlements (other than one de minimis settlement) are subject to such golden parachute regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. The Trust filed such application on August 14, 2013 (the “Application”). On the same day, the Trust also filed a second letter request with the FDIC requesting a determination as to whether such golden parachute regulations are applicable with respect to payments that would be payable to non-settling claimants (or claimants with settlements in principle who declined to finalize and execute stipulations with the Trust) if such claimants prevail on their claims before the Bankruptcy Court. On April 22, 2014, the Trust received a response to its August 14, 2013 letter stating that all but a small number of the agreements related to the remaining non-settled claims are subject to such golden parachute regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. By letter, dated October 15, 2014, the FDIC denied the Application in its entirety (the “Final FDIC Determination”). Subsequent thereto, several of the claimants have notified the Trust of their termination of their respective stipulations. As of December 31, 2014, of the 32 claimants who entered into stipulations with the Trust and agreed to participate in the interagency approval process: (1) one has been paid due to the de minimis amount of such settlement; (2) one has withdrawn his claim; (3) one claimant was added to the Application in light of a subsequent settlement; (4) upon discussion with the FDIC, one claimant was paid and consequently withdrawn from the Application; and (5) several claimants have notified the Trust of their termination of their respective stipulations.

In accordance with the order entered by the Bankruptcy Court, on September 20, 2013, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) against the FDIC, FRB and certain employee claimants (the “Individual Defendants”) seeking certain declaratory relief regarding the applicability of the golden parachute regulations and automatic termination regulations to the employee related claims (the “Declaratory Judgment Action”). On November 5, 2013, the Trust filed an amended complaint (the “Amended Complaint”). Pursuant to an order of the Washington

District Court, responses to the Amended Complaint were due on or before January 21, 2014 and several defendants filed motions to dismiss and/or to transfer venue of the proceeding. The Trust filed its responses to such motions on March 6, 2014. On July 3, 2014, United States District Court Judge Richard A. Jones, the presiding judge in the Declaratory Judgment Action, issued a decision and order granting certain defendants’ motion to transfer venue from the Washington District Court to the Bankruptcy Court (the “Decision Order”). Additionally, the Decision Order terminated all other motions pending before the Washington District Court. On July 30, 2014, the FDIC filed a motion to withdraw the reference of the Declaratory Judgment Action to the Bankruptcy Court and a motion seeking a determination of whether the Declaratory Judgment Action was core or non-core (the “FDIC Determination Motion”). On August 22, 2014, certain of the employee claimants and the Trust entered into a stipulation with the FDIC and FRB agreeing that the reference of the Declaratory Judgment Action to the Bankruptcy Court should be withdrawn and that, upon such reference withdrawal, the FDIC’s Determination Motion should be deemed withdrawn as moot. On March 19, 2015, Judge Sleet entered the order approving the stipulation and withdrawing the reference. Subsequently, and because the Washington District Court had terminated previously-filed motions without a ruling, the FDIC and the FRB each filed a motion to dismiss the Amended Complaint for, inter alia, failure to state a claim and lack of subject matter jurisdiction. Additionally, several Individual Defendants also filed and/or joined two (2) separate motions to dismiss the Amended Complaint for, inter alia, failure to state a claim. The Trust has opposed each of these motions to dismiss. As of December 31, 2014, all four (4) motions to dismiss have been fully briefed and remain pending.

As noted above, on October 15, 2014, the FDIC rendered the Final FDIC Determination denying the Application. On October 29, 2014, the Trust commenced an action (the “APA Action”) against the FDIC, in its corporate capacity, pursuant to the Administrative Procedure Act and the Declaratory Judgment Act in the United States District Court for the District of Columbia (the “D.C. District Court”), seeking, inter alia, judicial review of the Final FDIC Determination in which the FDIC declined to exercise its discretion and thereby denied the Trust the required regulatory approval to make payments pursuant to the settlements to certain employee claimants. The Trust asserts that, while the Trust is subject to the golden parachute regulations, the Final FDIC Determination did not sufficiently consider and weigh the Application pursuant to the so-called “permissibility exception.” In the APA Action, the Trust submits that, among other things, due consideration of the relevant factors enumerated in the “permissibility exception,” warrants permitting the payments contemplated by the settlement agreements. On December 22, 2014, the FDIC filed its answer to the complaint in the APA Action. Pursuant to a scheduling order, the D.C. District Court ordered that (a) any motion for summary judgment must be filed on or before March 11, 2015, (b) responses or objections to any such motion must be filed on or before March 25, 2015, and (c) replies in support of any motion for summary judgment must be filed on or before April 11, 2015. On March 11, 2015, each of the FDIC and the Trust filed a motion for summary judgment. Therefore, each of the FDIC and the Trust submitted objections to each other party’s motion. Consistent with the parties’ request in the APA Action, the D.C. District Court has stated that it will attempt to rule on such motions in a timeframe to accommodate regularly scheduled distributions, if any, in the Debtor’s Chapter 11 cases. The foregoing notwithstanding, it is possible that the D.C. District Court may not be able to so rule on such motions in such timeframe.

On November 6, 2014, the FDIC moved to stay the Declaratory Judgment Action pending resolution of the APA Action (the “Stay Motion”). The Trust and the FRB have filed responses in support of the Stay Motion, and several of the Individual Defendants have filed oppositions thereto. On December 4, 2014, the FDIC filed a reply in support of the Stay Motion. As of the date hereof, the Stay Motion has been fully briefed and remains pending.

On January 6, 2015, the Trust and counsel to certain employee claimants agreed to amend existing scheduling orders to provide that all outstanding discovery deadlines would be adjourned by an additional by six (6) months, with the “change in control” hearing to be held in February 2016. As of the date hereof, the Trust has responded to 23 sets of requests for production of documents and 14 sets of interrogatories, has reviewed over 850,000 documents from approximately 120 custodians, and has produced more than 84,000 documents.

Avoidance Actions

Additionally, the Trust is the plaintiff in 14 filed adversary proceedings against a total of 22 former employees. These actions seek to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws. Most of the defendants are also remaining claimants against the Trust in the Employee Claims Litigation described above. Additionally, the Trust has entered into tolling agreements with numerous other potential defendants regarding payments made and/or obligations incurred. The filed avoidance actions are subject to a scheduling order, dated November 12, 2012, as amended by the agreed amended order, dated January 7, 2013, which provides for discovery on a track parallel to that of the Employee Claims Litigation described above, and a joint order, dated January 6, 2015, further amending the prior scheduling orders (the “January 6, 2015 Order”), which set a trial date on the change-in-control issues raised in the Trust’s omnibus objections for early February 2016 but left undetermined the date of a trial on the avoidance actions. In connection with the January 6, 2015 Order, the Court extended the deadline for the completion of non-expert discovery related to the Employee Claims to October 30, 2015 and the deadline for the completion of expert discovery related to the Employee Claims to November 12, 2015.

Mortgage Pass-Through Litigation

On August 4, 2008, New Orleans Employees’ Retirement System and MARTA/ATU Local 732 Employees Retirement Plan (together, the “Mortgage Pass-Through Claimants”), on their own behalf and on behalf of a class of persons and entities who purchased certain mortgage-backed certificates issued by twenty-six Washington Mutual Mortgage Pass-Through Trusts (the “Pass-Through Trusts”) pursuant to a registration statement filed by WaMu Asset Acceptance Corp. (“WMAAC”), a wholly-owned subsidiary of WMB, with the SEC on December 20, 2005, as supplemented on January 3, 2006, commenced that certain action styled as New Orleans Employees’ Retirement System, et al. v. Federal Deposit Insurance Corporation, et al., No. C09-134RSM (W.D. Wash.) in Washington state court against WMI, WMAAC, the Pass-Through Trusts, and certain individual defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, 15 U.S.C. § 77a, et seq. (the “Mortgage Pass-Through Litigation”).

On January 12, 2009, Boilermakers National Annuity Trust Fund (“Boilermakers”) filed a complaint in the W.D. Washington District Court captioned Boilermakers National Annuity Trust Fund v. WaMu Mortgage Pass-Through Certificates, et al., Case No. 09-0037 (the “Boilermakers’ Complaint”). Like the original complaint filed by the Mortgage Pass-Through Claimants, the Boilermakers’ Complaint asserted claims under the Securities Act in connection with certain certificates. On February 19, 2009, the defendants moved to consolidate their lawsuit with the Mortgage Pass-Through Litigation, and on August 14, 2009, the W.D. Washington District Court ordered consolidation of three (3) related cases – the Boilermakers’ action, the original Mortgage Pass-Through Claimants’ action, and a third related action (as consolidated, the “Boilermakers Consolidated Action”).

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

Pursuant to that certain Stipulation Resolving Debtors’ Amended Thirty-Second Omnibus (Substantive) Objection With Respect to Claim Nos. 3812 and 2689, dated November 23, 2010, by and among the Debtors, MARTA/ATU Local 732 Employees Retirement Plan, individually, and Chicago PABF and Doral Bank, as lead plaintiffs on behalf of the putative class in the Boilermakers Consolidated Action (the “Stipulation”), the parties thereto agreed that certain claims filed by and on behalf of the plaintiffs would be withdrawn, without prejudice to the re-filing of such claims in the event that a plan was filed that would provide recovery to holders of Allowed Subordinated Claims (as defined in the Plan). Certain of the plaintiffs argued that they were permitted to re-file their claims because the Plan provides for a conditional distribution to holders of Allowed Subordinated Claims. In the plaintiffs’ objection to the Disclosure Statement, filed January 4, 2012, the plaintiffs asserted that they are entitled to re-file their claims as General Unsecured Claims rather than as Subordinated Claims. On January 10, 2012, Chicago PABF, Doral Bank, and Boilermakers asserted a new proof of claim, asserted in the amount of “at least $273 million,” on behalf of the class in the Boilermakers Consolidated Action. The Trust disputed the new proof of claim and was required to reserve $435.0 million with respect to the estimated claim until resolved. On May 16, 2012, the Bankruptcy Court, citing the Stipulation, found that the plaintiffs’ new proofs of claim had been filed prematurely, and stated that the claimants would be allowed to re-file their proof of claim only if and when recoveries are available to Subordinated Claim holders (Class 18). Additionally, the Bankruptcy Court denied the plaintiffs’ motion to classify such claim as a general unsecured claim, and allowed the Trust to release $406.0 million of the $435.0 million which was reserved in connection therewith.

WMB Subordinated Debt Misrepresentation Claims

Holders of WMB Subordinated Notes Claims filed proofs of claim against the Debtors in their Chapter 11 Cases seeking payment of allegedly outstanding amounts due on such notes and asserting multiple other claims, including, but not limited to, misrepresentations and omissions under the applicable securities laws (the “Misrepresentation Claims”).

By orders, dated December 29, 2011, the Bankruptcy Court held that the Misrepresentation Claims should be subordinated pursuant to section 510(b) of the Bankruptcy Code. Accordingly, holders of Misrepresentation Claims would be entitled to receive their Pro Rata Share of Liquidating Trust Interests only if their Misrepresentation Claims were deemed Allowed Claims and recoveries were to reach Class 18 (Subordinated Claims). The Bankruptcy Court expressly preserved the rights and defenses of all parties, including the Debtors’ with respect to the validity and amount of the WMB Subordinated Notes Claims, including the Misrepresentation Claims.

By order, dated January 19, 2012, the Bankruptcy Court approved a stipulation and agreement by and among the Debtors and certain holders of WMB Notes Claims (as defined in the Plan) that asserted Misrepresentation Claims, providing, among other things, that such holders would receive an Allowed Subordinated Claim (as defined in the Plan) in the aggregate amount of $15 million on account of the claims asserted by such claimants and, furthermore, that such claimants withdraw, with prejudice, any appeal of the Court’s order. The Trust believes that the majority of the outstanding Misrepresentation Claims have been resolved pursuant to such settlement agreement. The remaining holders of Misrepresentation Claims remain unliquidated and disputed. The Trust will litigate its prior objections to these claims should recoveries reach Class 18 (Subordinated Claims).

AT&T Claim Litigation

On May 13, 2009, the Bankruptcy Court entered an order approving WMI’s rejection of that certain Master Services Agreement (including each of its sixty-four amendments) (the “Master Services Agreement”), dated August 23, 2002, between WMI and AT&T Corp. (“AT&T”). Based on such rejection, on or about June 12, 2009, AT&T filed a proof of claim, on behalf of itself and its affiliates claiming rejection damages in the amount of $9.0 million. (AT&T later reduced such claim amount to $8.4 million). WMI objected to the proof of claim on May 10, 2010, arguing, among other things, that the damages sustained by AT&T were mitigated because AT&T entered into an agreement with JPMC which effectively transferred the services previously provided to WMI under the Master Services Agreement to JPMC. On August 11, 2010, AT&T filed a response to WMI’s objection, arguing, among other things, that the rejection damages claim asserted in the proof of claim is the product of a liquidated damages clause in the Master Services Agreement. AT&T argued that, given the existence of the liquidated damages clause, mitigation is inapplicable to its claim. The parties have engaged in discovery with respect to the issues raised by the objection and the response, and have adjourned the matter as they attempt to resolve the claim and objection without the need for further litigation.

(b)	Material Legal Proceedings Terminated during 2014

The material legal proceedings that were terminated during 2014 and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

Investigations

The Litigation Subcommittee, through its professionals, also investigated potential claims against both pre- and post-petition advisors, including investment banking advisors, law firms, WMI’s former public accounting firm and claims against certain financial institutions. Claims investigated by the Litigation Subcommittee have encompassed breach of contract claims; breach of fiduciary duty claims; professional malpractice claims; and business tort claims, including potential antitrust claims. In connection with these investigations, the Litigation Subcommittee assessed not only the claims themselves, but also potential defenses that could be interposed by potential defendants; likelihood of success on the merits; and the cost and expenses of litigating such claims (particularly in light of the Trust’s limited resources). As previously discussed, having taken all of these issues into account the Litigation Subcommittee has determined not to assert claims against various third parties, other than those which are currently pending and being litigated.

Resolved Claims

A total of $69.5 million was released from the DCR during 2014 with respect to certain disputed claims against the Debtors that were allowed or disallowed, which amount was offset by $1.2 million that was retained by the DCR as further reduction of the LTI balance held on behalf of holders of disputed claims. Releases from the DCR during 2014 were attributable primarily to a reduction in the dollar value of employee claims based on a ruling, dated April 23, 2014, that the Section 502(b)(7) Cap applied. The Section 502(b)(7) Cap limits the maximum allowable amount payable on account of certain Employee Claims. Other amounts released from the DCR related to excess reserves released when certain Employee Claims were settled.

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

Trust Beneficiaries

The number of LTIs outstanding by class is as follows:

Class	12/31/2014	12/31/2013	12/31/2012
CCB Guarantee Claims (Classes 14 and 15)	0	0	14
General Unsecured Claims (Class 12)	324	350	1,483
PIERS Claims (Class 16)	1,085	1,085	1,158
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	305	305	308
Total	1,714	1,740	2,963

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions. A Trust Beneficiary who is never issued an LTI will not receive a distribution from the Trust.

Dividends

Distributions

The Trust does not pay dividends on LTIs and has not paid dividends during the term of the Trust. The foregoing notwithstanding, the Trust did make cash and asset distributions as described in Item 1 of this report.

Equity Compensation Plan Information

The Trust does not pay dividends on LTIs and has no equity compensation plans.

Item 6. Selected Financial Data.

The following selected financial data of the Trust is qualified by reference to, and should be read in conjunction with, the financial statements, related notes thereto, other financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K. The results for 2014 and 2013 are not fully comparable to the reporting period for fiscal year 2012 because the Trust began operation as a liquidating trust as of the Effective Date and, accordingly, fiscal year 2012 was not a full 12-month period.

(in millions)	12/31/2014	12/31/2013	12/31/2012
Total Assets	$229.2	$419.7	$505.1
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$25.5	$28.8	$30.1
Net assets held in reserve for disputed claims	$107.9	$174.6	$183.0
Net assets available to Liquidating Trust Interests	$92.1	$205.1	$242.6

(in millions)	For year ended 12/31/2014	For year ended 12/31/2013	Effective Date to 12/31/2012
Income	$5.5	$30.0	$67.5
Expenses	$19.5	$28.6	$24.0
Distributions to holders of Allowed Claims and LTIs	$196.9	$48.6	$605.6

LTI Information as of December 31, 2014 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$0.0	$0.00
General Unsecured Claims (Class 12)	$3.3	$0.73
PIERS Claims (Class 16)	$97.9	$0.73
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$25.4	$0.73
TOTAL	$126.6

LTI Information as of December 31, 2013 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$0.00	$0.00
General Unsecured Claims (Class 12)	$10.6	$0.69
PIERS Claims (Class 16)	$239.0	$0.71
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.9	$0.61
TOTAL	$296.5

LTI Information as of December 31, 2012 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$42.9	$1.00
General Unsecured Claims (Class 12)	$12.0	$0.72
PIERS Claims (Class 16)	$237.5	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.0	$0.60
TOTAL	$338.4

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

On March 23, 2012, the Debtors made an initial distribution to the Debtors’ creditors pursuant to the Plan.

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

In addition, the Liquidating Trustee administers the Disputed Claims Reserve. Holders of claims that have not been allowed did not receive cash or LTIs as part of the Initial Distribution, and such assets were transferred to the DCR pending resolution of the claims. Since the Effective Date, the DCR balances have changed due to the disallowance and allowance of disputed claims as well as payment on behalf of LTIs held by the DCR.

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

Critical Accounting Policies

Although the financial data reflected in the financial statements and notes appearing elsewhere in this Form 10-K were not audited or reviewed by an independent registered public accounting firm, such financial statements and notes were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable sections of Regulation S-X. The preparation of the financial statements has required the Trust to use estimates and assumptions that affect reported amounts of assets and liabilities. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could vary under different assumptions or conditions. Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Bankruptcy Court and with the SEC under cover of Form 8-K until its termination.

We believe the following to be among the most critical judgment areas in the application of our accounting policies:

Liquidation Basis of Accounting

As noted above, the liquidation basis of accounting was adopted by the Trust in executing the Plan for all periods subsequent to the Effective Date and will continue as the basis of accounting for the Trust until termination.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires the Trust to make estimates and judgments that affect the reported values of assets (including net assets in liquidation), liabilities and expenses. For purposes of this report, management has used the fair market values assigned to the assets for tax reporting purposes, which we believe represent their estimated net realizable values. Valuation of assets requires management to make difficult estimates and judgments. Management engaged an independent valuation firm to assist in its estimates for select assets. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of the Liquidating Trust Assets may vary from those estimates, perhaps in materially adverse ways, and those estimates could be different under different assumptions or conditions. Any increases in the amount of expenses incurred or decreases in the estimated realizable value of the Liquidating Trust Assets will reduce the amount that is ultimately distributed to the holders of Liquidating Trust Interests.

Principles of Consolidation

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2014 was $214,000; December 31, 2013 was $187,000; and December 31, 2012 was $209,000. The assets held by these subsidiaries are comprised of cash and cash equivalents in all periods. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

The accompanying consolidated financial statements include the accounts of the Trust and all of its subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

Global Settlement Agreement Receivable

The $51.3 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2014 represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. The Trust estimates its portion of the net tax refunds ranges from $30.0 million to $80.0 million. Management used the services of an independent valuation firm to assist in its estimate for the fair market value of $51.3 million for the receivable at December 31, 2014 and $96.0 million at December 31, 2013 and 2012. Using information known or available as of December 31, 2013, an independent valuation firm evaluated the probability of success in relation to pending disputes over tax refunds. Such evaluation included an assessment of the time frame during which the Trust, if it prevails in such disputes, could receive such tax refunds. Such evaluation speaks as of December 31, 2014 only and subsequent events may result in a different conclusion regarding the value of the receivable.

Runoff Notes

The Runoff Notes, issued by Reorganized WMI, are reported at their current face value, which includes capitalized interest and accrued interest. The Trust used the services of an independent valuation firm to assist in its estimate of the fair market value of the Runoff Notes. Based on an analysis by such independent valuation firm, the outstanding face amount of the Runoff Notes is reflected on the Consolidated Trust’s Statement of Net Assets (including but not limited to the amount held in reserve pending resolution of disputed claims). The Trust believes that this amount constitutes a fair representation of their fair market values as of December 31, 2014, 2013 and 2012, respectively.

Directors & Officers Litigation Receivable

The Directors & Officers Litigation Receivable represents the estimated fair market value of the D&O Settlement Agreement. As noted previously, the Bankruptcy Court granted the Trust’s D&O Approval Motion on December 23, 2014 and the Non-Settling Officers have appealed the decision. Nevertheless, liquidation basis accounting necessitates that the Trust report its assets and liabilities at their net realizable value. The Trust is reporting the values consistent with the values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties. Based on a recovery of $37.0 million from the Insurers prior to Tranche 4 being paid in full, Reorganized WMI would receive $9.1 million and the Trust would receive $27.9 million. After distribution to LTI holders, total LTIs would be reduced by $37.0 million. If the $37.0 million were to become subject to any offsets or reductions, or if the funds were received after Tranche 4 was paid in full, the Trust would re-calculate the amount to which Reorganized WMI is entitled.

As previously stated, the valuation of assets requires management to make difficult estimates and judgments with respect to such valuations. Management has engaged an independent valuation firm to make valuation estimates for select assets. Considering certain risks associated with the objecting claimants’ pending appeal, such independent valuation firm has estimated a valuation range of between $34.0 million and $37.0 million (or between $25.9 million and $27.9 million after giving effect to the amount that is payable to Reorganized WMI, as described above). Nevertheless, the Trust believes the aforementioned risks are remote and, on that basis, has recorded $27.9 million as the net realizable value for the amount to be received from the Insurers as of December 31, 2014. Prior to reaching a settlement, the Trust had recorded a value of $0 as of December 31, 2013 and 2012.

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed claims, on account of which the Trust holds $107.9 million of net assets in reserve at December 31, 2014;

•	pursuing the tax refunds and litigation underlying the Trust’s portion of the net tax refunds to be received in accordance with the Global Settlement Agreement, which receivable has an estimated value of $51.3 million at December 31, 2014;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Bankruptcy Court, and internal reporting to the TAB.

Annually, the Trust prepares a budget for the remaining life of the Trust based on an assessment of the Trust’s activities. The Trust recorded a liability of $25.5 million at December 31, 2014; $28.8 million as of December 31, 2013; and $30.1 million as of December 31, 2012, respectively. On January 23, 2015, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term to March 19, 2018 and expected costs to operate during the term, as extended, are included in the recorded liability as of December 31, 2014. The Trust currently estimates aggregate costs from the Effective Date through the end of the Trust on or before March 19, 2018 to be $92.0 million.

The Trust does not have predictable revenue-generating operations. Therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things, litigating Employee Claims to final resolution and potentially replenishing (in whole or in part) the Reserve for Litigation (see below), as of December 31, 2014, the Trust withheld $9.5 million from funds otherwise available for distribution. After giving effect to this additional “hold-back”, total funds available for operating purposes totals $35.0 million.

At the Effective Date, the Trust established a reserve of $20 million to pursue Recovery Claims. The Trust does not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation. The Trust incurred $2.0 million in 2014, $1.4 million in 2013 and $2.1 million in 2012 in expenses to pursue Recovery Claims. As of December 31, 2012, there was $17.9 million set aside for the Litigation Funding. The Litigation Subcommittee of the Trust Advisory Board authorized a release of $12 million from the Reserve for Litigation in November 2013. The Trust Agreement was amended in January 2014 to allow the Litigation Subcommittee to require, subject to certain conditions, that the Trust replenish the Reserve for Litigation, by up to the $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future. As of the date hereof, no such replenishment has been requested; however, the obligation to do so remains in effect. As of December 31, 2014, without replenishment, $2.5 million remains set aside to pursue Recovery Claims.

Cash Held for Holders of Allowed Claims

As of December 31, 2014, the Trust reflected a liability of $1.2 million of cash held for holders of certain Allowed Claims against the Debtors. The balance is cash held for certain non-adjudicated claims against pending potential litigation.

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

Disputed Claims

Since the Effective Date, the Trust has retained, for the benefit of each holder of a disputed claim, cash, LTIs, and, to the extent elected by the holder of a disputed claim, Runoff Notes, together with any gains or income attributable to any of the foregoing. The amounts retained are calculated as if each of the claims is an Allowed Claim in an amount equal to the lesser of (i) the liquidated amount set forth in the filed proof of claim relating to such disputed claim, (ii) the amount in which the disputed claim shall be estimated by the Bankruptcy Court pursuant to section 502 of the Bankruptcy Code and constituting the maximum amount of such claim should it become an Allowed Claim, and (iii) such other amount as may be agreed upon by the holder of such disputed claim and the Liquidating Trustee. Additional amounts have also been retained to pay for potential payroll related taxes and other contingencies as deemed appropriate by the Liquidating Trustee.

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed. The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2014. If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, increase the net assets available to the holders of Liquidating Trust Interests.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

As of December 31, 2014, 2013, 2012 and the Effective Date, respectively, the Trust’s Net Assets in Liquidation, were as follows:

Net Assets in Liquidation (in millions)	2014	2013	2012	Effective Date
Liquidating Trust	$92.1	$205.1	$242.6	$250.8
Disputed Claims Reserve	$107.9	$174.6	$183.0	$727.0
Total Net Assets in Liquidation	$200.0	$379.7	$425.6	$977.8

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts, money-market accounts or invested in U.S. Treasury bills.

Unrestricted Cash

The Trust held $36.8 million in unrestricted cash and cash equivalents as of December 31, 2014, $33.0 million of unrestricted cash and cash equivalents as of December 31, 2013, and $21.5 million of unrestricted cash and cash equivalents at December 31, 2012. These amounts are principally used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims.

Restricted Cash

As of December 31, 2014, 2013 and 2012, the Trust held restricted cash and equivalents for the purposes described below:

Category (in millions)	2014	2013	2012
Cash held in reserve for litigation costs	$2.7	$4.9	$17.9
Cash held in reserve for disputed claims	$107.5	$174.5	$183.0
Other restricted cash	$1.2	$4.3	$45.6
Total	$111.4	$183.7	$246.5

Cash held in reserve for litigation costs: $2.7 million is what remains of the original $20.0 million that was set aside pursuant to the Plan to potentially pursue Recovery Claims. As disclosed previously, $12 million was released by the Litigation Subcommittee of the Trust Advisory Board in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request the replenishment of the Reserve for Litigation by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future.

Cash held in reserve for disputed claims: Cash and cash equivalents held for the benefit of each holder of a disputed claim.

Other restricted cash: For 2014, the funds remaining are non-adjudicated claims for pending proposed litigation. For 2013, cash and equivalents held primarily for the benefit of holders of Allowed Claims who were paid on February 1, 2014 and a small portion for non-adjudicated claims. For 2012, cash and cash equivalents held primarily for the benefit of holders of Allowed Claims who had not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and paid on February 1, 2013.

Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Management’s estimate of the Trust’s share of net tax refunds at December 31, 2014 was $51.3 million. Management’s estimate of the Trust’s share of net tax refunds on December 31, 2013 and 2012 and the Effective Date was $96 million. The $96.0 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation from the Effective Date through December 31, 2013 represented the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. An escrow account (the “Tax Refund Escrow”) was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement.

The Trust and the Franchise Tax Board (“FTB”) (with the concurrence of JPMC), reached an agreement in principle (the “California Tax Settlement”) in May 2014. The Bankruptcy Court approved the California Tax Settlement resulting in a payment to the Tax Refund Escrow of $223.5 million in June 2014 and a subsequent distribution to the Trust of $44.7 million, 20% of the refund in accordance with the Global Settlement Agreement. The balance of $51.3 million in the Global Settlement Agreement Receivable on the balance sheet at December 31, 2014 represents management’s estimate of the net tax refunds remaining. Total net refunds remaining are estimated to be between $150.0 million and $400.0 million, of which the Trust would receive between $30.0 million and $80.0 million.

The remaining receivable includes, but is not limited to, the following items:

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

In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December 2012. On February 10, 2014, the District Court issued its opinion dismissing WMI’s claim for refund. In its ruling, the District Court held that WMI failed to carry its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to Washington Mutual Bank) did not permanently abandon its right to operate in Missouri in 1993 with respect to this claim. On April 8, 2014, the Trust appealed the District Court’s decision to the Ninth Circuit, arguing that the District Court (i) failed to apply the appropriate legal standard in determining (a) whether WMI met is burden of proof as to the amount of the deduction being claimed and (b) whether Home Savings permanently abandoned the use of the subject branching rights when it discontinued thrift branched in Missouri; and (ii) made several clearly erroneous conclusions in determining that WMI failed to meet its burden of proof when it computed the tax basis of the acquired rights. The parties are currently briefing the matter and a date for a hearing has not been scheduled.

In the Court of Claims action, the IRS and WMI Group (as defined in the Global Settlement Agreement) have reached a settlement in principle with the IRS with respect to the Court of Claims action dealing with the acceleration of recognition of certain income into the 1995 tax year. The Trust filed its motion for approval of the settlement with the Bankruptcy Court on April 23, 2014. Such motion was approved by the Bankruptcy Court in May 31, 2014. This settlement is subject to review by the US Department of Justice and the Congressional Joint Committee on Taxation. If approved by all parties, the WMI Group would be entitled to a net tax refund of $42.9 million plus interest and return of penalties, if any. The Trust is entitled to 20% of this refund pursuant to the Global Settlement Agreement. It is anticipated that the remaining Court of Claims actions will be tried during the 2015 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues. In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is [was] entitled to as a result of its audit of the returns filed by WMI and its subsidiaries including predecessor companies, for the tax years 1995 through 2006.

In addition, there is $34 million in potential refunds due to the WMI Group from California relating to tax years of HF Ahmanson and subsidiaries, a predecessor group of corporations. The final amount of refunds and the timing of payment are dependent on the outcome of the Trust’s current litigation with the IRS seeking a refund relating to the IRS acceleration of income recognition into 1995, discussed above. If the settlement between the Trust and the IRS, discussed above, is approved, the Trust will receive $6.8 million, in accordance with the tax refund allocations set forth in the Global Settlement Agreement. If the settlement is not approved and the IRS was to prevail in this litigation, the Trust should receive between $2.0 million and $2.4 million.

Runoff Notes

On the Effective Date, Reorganized WMI issued $110.0 million aggregate principal amount of First Lien Notes and $20.0 million aggregate principal amount of Second Lien Notes. The Runoff Notes mature on the eighteenth (18th) anniversary of the Effective Date and bear interest at a rate of thirteen percent (13%) per annum (payable in cash to the extent of available “Runoff Proceeds” (as defined in the indentures governing the Runoff Notes) or in kind through the capitalization of accrued interest at the rate of thirteen percent (13%) per annum to the extent Runoff Proceeds are unavailable). The Trust received $108.2 million aggregate principal amount of First Lien Notes and $19.7 million aggregate principal amount of Second Lien Notes on or shortly after the Effective Date (not including $1.0 million of First Lien Notes and $0.2 million of Second Lien Notes held in the Disputed Claims Reserve on behalf of holders of disputed claims who elected to obtain Runoff Notes instead of cash). As further described in the Plan, the repayment of the Runoff Notes is limited to, and reliant solely upon, certain proceeds from WMMRC. Except under limited circumstances, holders of Runoff Notes have no recourse to Reorganized WMI or any other entity should the Runoff Notes remain unpaid on their maturity date.

As contemplated by the Plan, on or about May 1, 2014, the Trust distributed approximately $106.6 million of Runoff Notes, comprised of $81.1 million of First Lien Notes and $25.5 million of Second Lien Notes. In accordance with the priority of payments described in Exhibit H to the Plan, the Distribution was allocated to claimants in “Tranche 4” in the following amounts: $7.4 million to holders of Senior Floating Rate Notes Claims; $95.7 million to holders of PIERS Claims; and $3.5 million to holders of General Unsecured Claims. Outstanding LTIs were reduced by $93.1 million in total in the following amounts: $6.5 million reduction in Senior Floating Rate notes LTIs; $83.6 million reduction in PIERS LTIs; and $3.0 million reduction of General Unsecured LTIs. Furthermore, the Trust distributed $2.3 million of the Runoff Notes to the DCR on behalf of the disputed General Unsecured Claimants.

In June 2014, as a result of the application of the Section 502(b)(7) Cap to the Employee Claims, $733,003 of Runoff Notes were released from the DCR as unencumbered assets of the Trust in June 2014. In July 2014, $1.7 million was received as a principal reduction, and interest thereon, of the First Lien Notes held by the Trust and the DCR due to two optional redemptions paid by Reorganized WMI during the month. The remainder is held by the DCR on behalf of disputed claims.

As of December 31, 2014, the Trust owned $20,088 of First Lien Notes, including capitalized and accrued interest, and $191,577 of Second Lien Notes, including capitalized and accrued interest. These amounts do not include $44,292 of First Lien and $421,992 of Second Lien Notes held in the Disputed Claims Reserve on behalf of holders of disputed claims.

Interest earned on Runoff Notes was comprised of (in millions):

Category	2014	2013	2012
Cash interest	$1.5	$9.6	$3.6
Capitalized interest	$1.9	$5.5	$8.3
Interest distributed with Runoff Notes on May 1, 2014	$2.3	-	-
Change in interest receivable as of December 31	($1.0)	$(0.3)	$1.5
Total interest income	$4.7	$14.8	$13.4

Directors & Officers Litigation Receivable

The Directors & Officers Litigation Receivable represents the estimated fair market value of the D&O Settlement Agreement. As noted previously, the Bankruptcy Court granted the Trust’s D&O Approval Motion on December 23, 2014 and the Non-Settling Officers have appealed the decision. Nevertheless, liquidation basis accounting necessitates that the Trust report its assets and liabilities at their net realizable value. The Trust is reporting the values consistent with the values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties. Based on a recovery of $37.0 million from the Insurers prior to Tranche 4 being paid in full, Reorganized WMI would receive $9.1 million and the Trust would receive $27.9 million. After distribution to LTI holders, total LTIs would be reduced by $37.0 million. If the $37.0 million were to become subject to any offsets or reductions, or if the funds were received after Tranche 4 were paid in full, the Trust would re-calculate the amount to which Reorganized WMI is entitled.

As previously stated, the valuation of assets requires management to make difficult estimates and judgments with respect to such valuations. Management has engaged an independent valuation firm to make valuation estimates for select assets. Considering certain risks associated with the objecting claimants’ pending appeal, such independent valuation firm has estimated a valuation range of between $34.0 million and $37.0 million (or between $25.9 million and $27.9 million after giving effect to the amount that is payable to Reorganized WMI, as described above). Nevertheless, the Trust believes the aforementioned risks are remote and, on that basis, has recorded an asset of $27.9 million as the net realizable value for the amount to be received from the Insurers. Estimates necessarily require assumptions and changes in such assumptions over time could materially affect the results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of assets and liabilities may likely be different than reported.

Other Assets

As of December 31, 2014 and 2013, the Trust held $1.1 million of other assets primarily comprised of retainers paid to professionals and other prepaid expenses.

As of December 31, 2012, the Trust held $4.4 million of other assets comprised of (i) $1.1 million of retainers paid to professionals and other prepaid expenses, (ii) $1.5 million for loans made prior to the Petition Date to community development agencies, (iii) a receivable of $1.2 million from the settlement of class action litigation, and (iv) other miscellaneous items.

Liabilities

Cash Held for Allowed Claimants

As of December 31, 2014, the Trust reflected a liability of $1.2 million for holders of certain Allowed Claims that is being held for certain non-adjudicated claims pending potential litigation. As of December 31, 2013, the Trust reflected a liability of $4.3 million of cash held for holders of certain Allowed Claims against the Debtors, of which $3.2 million was paid on February 1, 2014. The remaining balance for each year was cash held for certain non-adjudicated claims pending potential litigation.

The Plan required that holders of Allowed Claims provide releases before receiving a distribution. Holders of Allowed Claims had one year after the Effective Date to provide the release (which period expired on March 19, 2013, as discussed above and below). The Trust recorded a liability for cash that would have been distributed to holders of Allowed Claims who had not provided a release as of December 31, 2012. This liability was reflected in the $45.0 million liability for Cash Held for Holders of Allowed Claims as of December 31, 2012, of which $42.4 million is related to claims for which the Trust had not received releases as of December 31, 2012. On February 1, 2013, $3.5 million was released to claimants that had recently tendered a release prior to that date, thereby reducing the amount remaining to $38.9 million. The remainder, totaling $2.5 million, related to distributions made to recently Allowed Claims as of December 31, 2012, or other Allowed Claims awaiting certain actions. The cash held for these claims is presented as Restricted Cash.

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

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated the costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the life of the Trust. As of December 31, 2012, the Trust estimated that the total operating costs for the Effective Date through the end of the Trust would be $51.8 million. At December 31, 2013, the Trust increased its estimated total operating expenses through the end of the Trust to $77.8 million due to the extensive efforts required to complete the recovery and liquidation of Liquidating Trust Assets, including litigating Employee Claims. As of December 31, 2014, the Trust increased its estimate of total operating costs from the Effective Date through the end of the Trust to $92.0 million, which included the extended term of the Trust up to March 19, 2018, largely due to the continued efforts required to litigate the Employee Claims and collect outstanding net tax refunds. Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

Accrued Liabilities

As of December 31, 2014, the Trust had accounts payable and other accrued liabilities of $2.5 million. As of December 31, 2013, the Trust had accounts payable and other accrued liabilities of $6.9 million. As of December 31, 2012, the Trust had a balance of $4.4 million. Accounts payable and other accrued liabilities at each date were primarily comprised of unpaid professional fees.

Net Assets in Liquidation

As of December 31, 2014, the Trust’s net assets in liquidation totaled $200.0 million. Of this total, $107.9 million represents net assets specifically held for the benefit of disputed claims, and $92.1 million represents net assets available to all LTI holders. Net asset values are based on the Trust’s estimates of net realizable value of its assets and estimated settlement values of its liabilities.

As of December 31, 2013, the Trust’s net assets in liquidation totaled $379.7 million. Of this total, $174.6 million represents net assets specifically held for the benefit of disputed claims, and $205.1 million represent net assets available to all LTI holders.

As of December 31, 2012, the Trust’s net assets in liquidation totaled $425.6 million. Of this total, $183.0 million represent net assets specifically held for the benefit of holders of disputed claims, and $242.6 million represent net assets available to all LTI holders.

The net assets available to all LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement. As of December 31, 2014, 2013 and 2012, the outstanding LTI holdings, including post-petition interest, are as follows (in millions):

December 31, 2014 Claims	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$0.0	$0.0	$0.0
General Unsecured Claims (Class 12)	$1.4	$1.9	$3.3
PIERS (Class 16)	$97.9	$0.0	$97.9
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$25.4	$0.0	$25.4
LTI balances	$124.7	$1.9	$126.6

December 31, 2013 Claims	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$0.0	$0.0	$0.0
General Unsecured Claims (Class 12)	3.3	7.3	10.6
PIERS (Class 16)	239.0	0.0	239.0
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	46.9	0.0	46.9
LTI balances	$289.2	$7.3	$296.5

December 31, 2012 Claims	Undisputed	Disputed	Total Outstanding
CCB Guarantee Claims (Class 14 and 15)	$42.9	$0.0	$42.9
General Unsecured Claims (Class 12)	3.6	8.4	12.0
PIERS (Class 16)	237.0	0.5	237.5
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	46.0	0.0	46.0
LTI balances	$329.5	$8.9	$338.4

The following charts are based on the distribution priorities that are summarized in Annex C of the Trust Agreement. The percentages represent the percentage of each incremental distributed dollar of distribution each group would receive based on the outstanding LTI balances as of December 31. The percentages represent totals for the entire group. An individual holder’s actual percentage could vary from the percentage for the group.

Remaining Aggregate Distribution (as of December 31, 2014)	Distribution Description	LTI Distribution Recipient
Up to $126,576,792	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Senior Notes – Remaining post-Petition Claims	20.06%
		General Unsecured Claims	2.59%
		PIERS CUSIPs	77.35%

Remaining Aggregate Distribution (as of December 31, 2013)	Distribution Description	LTI Distribution Recipient
Up to $59,584,261	Tranche 4a – Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	General Unsecured Claims	3.57%
		PIERS CUSIPs	96.43%

$59,584,262 – $296,506,244	Tranche 4b – Until LTI holders of remaining post-Petition Date Interest Claim, PIERS and General Unsecured Claims are paid in full	Senior Notes – Remaining post- Petition Claims	19.80%
		General Unsecured Claims	3.57%
		PIERS CUSIPs	76.63%

Remaining Aggregate Distribution (as of December 31, 2012)	Distribution Description	LTI Distribution Recipient
Up to $44,565,050	Tranche 3 – Until LTI holders of CCBs are paid in full	CCB	96.34%
		General Unsecured Claims	3.66%
$44,565,051 – $99,572,915	Tranche 4a – Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	PIERS	96.46%
		General Unsecured Claims	3.54%

$99,572,916 – $338,425,090	Tranche 4b – Until LTI holders of remaining post-Petition Date Interest Claim, PIERS and General Unsecured Claims are paid in full	PIERS	77.19%
		Senior Notes – Remaining post-Petition Claims	19.27%
		General Unsecured Claims	3.54%

The charts above include disputed claims in the General Unsecured Claims as if they were allowed by the Bankruptcy Court.

Assuming that all disputed claims were to become “Allowed Claims”, then $92.1 million of estimated net assets would have been available to LTI holders on December 31, 2014; $205.1 million would have been available to LTI holders on December 31, 2013; and $242.6 million would have been available to LTI holders on December 31, 2012. The table below sets forth the amounts by which estimated net assets would have been allocated across various class claimants per each outstanding LTI dollar held by such claimants (as a class):

Claim	2014 – Estimated net asset value per outstanding LTI dollar	2013 – Estimated net asset value per outstanding LTI dollar	2012 – Estimated net asset value per outstanding LTI dollar
CCB Guarantees Claims (Classes 14 and 15)	$0.00	$0.00	$1.00
General Unsecured Claims (Class 12)	$0.73	$0.69	$0.72
PIERS Claims (Class 16)	$0.73	$0.71	$0.69
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$0.73	$0.61	$0.60

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information).

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2014, 2013 and 2012, does not necessarily reflect the actual amount of distributions that an LTI holder will receive. The actual cash distribution will depend on many variables, including but not limited to:

•	continued Post-Petition Date interest and the contractual subordination arrangements between classes pursuant to the Plan;

•	the variability in the assumptions used in estimating the value of assets and liabilities; and

•	the actual amount spent on operating expenses and pursuing Recovery Claims.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets

The Trust’s net assets decreased by $179.6 million during 2014. The decrease was primarily a result of the distribution to LTI holders of $77.2 million of cash and $106.6 million of net Runoff Notes. The decrease in the Trust’s net assets was partially offset by (i) a decrease in the estimated liability with respect to the Trust’s liquidation expenses of $3.3 million, (ii) the receipt of $44.7 million for the Receivable under the Global Settlement Agreement, and (iii) income of $33.4 million, which was primarily comprised of a market value adjustment related to the Directors and Officers Litigation Asset of $27.9 million and income on Runoff Notes of $4.7 million.

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

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Based on the status of the Trust’s activities as of December, 31, 2014, the Trust estimated total expenses during the remaining life of the Trust, including a three (3) year extension of the Trust up to March 19, 2018 to be $25.5 million.

The Trust’s unrestricted cash balance as of December 31, 2014 was $36.8 million, which balance exceeds the Trust’s current liabilities as of December 31, 2014, including the estimated expenses to be incurred during the remaining term of the Trust up to March 19, 2018.

The Trust has not recorded any accrual on account of expected costs to pursue Recovery Claims. For 2014, the Trust incurred expenses of $2.0 million and paid professionals $2.1 million to pursue Recovery Claims. The amount of litigation funding remaining at December 31, 2014 is $2.5 million. As disclosed previously, $12 million was released by the Litigation Subcommittee of the Trust Advisory Board in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request the replenishment of the Reserve for Litigation by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future. No such replenishment has been requested; however, the obligation to do so remains in effect.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2014, 2013 or 2012. The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Bankruptcy Court of disputed equity interests. A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent. As of December 31, 2014 and 2013, there were 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. This is a decrease of 1.4 million shares that were distributed on May 1, 2013 based on a stipulation with certain underwriters as discussed previously. As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries. Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.

Contractual Obligations and Commitments as of December 31, 2014

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$94,189	$94,189	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$94,189	$94,189	$0	$0	$0

Our contractual obligations and commitments as of December 31, 2014 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 1201 Third Avenue, Suite 3000, Seattle, Washington 98101.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust is exposed to interest rate risk through its portfolio of cash and cash equivalents. The Trust does not hedge interest rate risk.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page 38.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2014 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Delaware Resident Trustee

Delaware Trust Company (formerly known as CSC Trust Company of Delaware) is the Delaware resident trustee of the Trust but has no day-to-day responsibility for the administration of the Trust.

Trust Advisory Board

Composition and replacement and approval of TAB members

The Trust Agreement provides for the establishment of the TAB. Pursuant to the Trust Agreement, each member of the TAB has a fiduciary duty to act in the best interests of the Trust Beneficiaries as a whole. The members of the TAB were selected in accordance with procedures set forth in the Trust Agreement. The TAB currently comprises seven (7) members, as follows: (A) three (3) members that were selected by the official committee of unsecured creditors appointed in the Debtors’ chapter 11 cases pursuant to section 1102(a) of the Bankruptcy Code (the “Creditors’ Committee”), with one (1) such member to be an employee of, or other individual designated by, Wells Fargo Bank N.A. (“WF” or “Wells Fargo” and, such member the “WF Member”), (B) three (3) members that were selected by the official committee of equity security holders appointed in the chapter 11 cases (the “Equity Committee”), with one (1) such member named by the TPS Funds, a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, and (C) one (1) member that was selected by the Creditors’ Committee and approved by the Equity Committee.

Except as noted below, the current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 50, was selected by the Creditors’ Committee and approved by the Equity Committee. Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings. Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI). Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500 million under management. Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis. Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 61, was selected by the Creditors’ Committee. Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999. Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services. Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc. Mr. Kastenbaum has served on the boards of directors of several public companies. He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 72, was selected by the Creditors’ Committee. Mr. Kirschner is a consultant specializing in corporate restructuring matters. He is currently a Senior Managing Director of Goldin Associates, a financial advisory firm in New York City. He is also currently the Trustee for the Refco Inc. Litigation Trust and Private Action Trust, the Le Nature’s Liquidation Trust, the SNTL (formerly Superior National Corporation) Litigation Trust and the Tribune Litigation Trust. He is also Plan Administrator for RCM, the unregulated securities broker, and largest unit, of the Refco companies. From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM. From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process. As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters. From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 59, is the WF Member. Mr. Korsman is a Vice President of Wells Fargo, a position he has held since joining the bank in 2002. He served as a representative on the unsecured creditors’ committee during WMI’s chapter 11 case. Mr. Korsman has over 30 years of corporate trust, management and law experience. He holds a B.A. in economics, a Juris Doctorate from Hamline University School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

Paul A. Martin, age 39, was appointed by the TPS Funds to replace Mr. McInnis. Mr. Martin was also appointed to the Litigation Subcommittee. Mr. Martin has worked in the financial industry for over sixteen years. Currently, he is the sole principal of Trysail Partners which invests in both public and private markets. Mr. Martin was Director at Greywolf Capital Management from July 2004 through February 2009 where he invested in restructurings and special situations with a focus on credit. Previously, Mr. Martin was a founding Partner of Watershed Asset Management where he invested in distressed credit opportunities. Prior to Watershed, Mr. Martin held senior credit analyst positions at Farallon Capital Management and Goldman Sachs. Earlier, he worked within the distressed real estate group at Merrill Lynch. Mr. Martin currently serves as a member of the Board of Directors of Sevenoaks Offshore Opportunities Fund.

The Honorable Douglas Southard (ret.), age 66, was selected by the Equity Committee. Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011. Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses. During his time as a prosecutor, Judge Southard was involved in over 100 jury trials. Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 44, was selected by the Equity Committee. Mr. Willingham is the principal and founder of Willingham Services, a director and Chairman of the Board of Directors of Reorganized WMI, and is a member of Reorganized WMI’s Audit Committee. For the last six (6) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

Joe McInnis, age 39, resigned as a member of the TAB on June 16, 2014. Mr. McInnis was also a member of the Trust’s Litigation Subcommittee. Mr. McInnis had been appointed to the TAB as a designee of the TPS Funds in accordance with the terms of the LTA. The decision of Mr. McInnis to resign was not the result of any disagreement with others members of the TAB, the Litigation Subcommittee, the Liquidating Trustee or Trust Professionals. Mr. McInnis was replaced by Paul. A. Martin.

The procedures that apply to the appointment, replacement and removal of the members of the TAB are governed by Section 6.4 of the Agreement and vary depending on who appointed the initial member.

Powers

The Trust Agreement provides that the Liquidating Trustee requires the approval of the TAB with respect to the following matters:

•	any transaction involving the sale, assignment or abandonment of any Liquidating Trust Asset or Assets having a value in excess of $500,000;

•	any transaction involving the transfer of any Liquidating Trust Asset or Assets having a value in excess of $500,000, except where such transfer involves the purchase of liquid investments or the transfer of cash between one or more bank accounts or investment accounts that are held for the benefit of the Trust;

•	the payment of any account payable or other fee or expense in excess of $750,000, other than the payment of vendor invoices in the ordinary course where the services to be provided by any such vendor have been approved in accordance with the Trust’s internal approval procedures as they may be in effect from time to time;

•	any determination to retain professional advisors by the Trust and any compensation arrangements for such professionals;

•	the determination of the amount and timing of any distribution to LTI holders other than a distribution that is made in accordance with Section 4.3(a) of the Trust Agreement;

•	any determination to initiate lawsuits or proceedings other than claims objections in the ordinary course or immaterial lawsuits or proceedings;

•	the dissolution of the Trust, other than in accordance with the terms of the Trust Agreement;

•	any action that is not substantially consistent with the Trust’s then current annual plan and budget; and

•	any increase in the Funding, provided such increase is approved by a “Supermajority” of the TAB (as defined in the Trust Agreement), which means, if there are seven (7) members of the TAB, all but two (2) members.

Litigation Subcommittee

The Trust Agreement also provides for the establishment of the Litigation Subcommittee, which committee is responsible for overseeing the defense and prosecution of certain claims and whose members are a subset of the TAB. The Litigation Subcommittee is currently comprised of four (4) members, one (1) of whom was selected by the Creditors’ Committee, two (2) of whom were selected by the Equity Committee and one (1) member who is the TPS Member. The current members of the Litigation Subcommittee (each of whom was appointed on shortly after the Effective Date) are as follows: Mr. Kirschner (selected by the Creditors’ Committee), Judge Southard and Mr. Willingham (each selected by the Equity Committee) and Paul A. Martin (the TPS Member).

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

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Bankruptcy Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above. Mr. Kosturos, age 53, was appointed as the Liquidating Trustee on March 6, 2012. Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of WMI Investment. Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”). Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008. Previously, from February 2003 to June 2005, he served as Interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 48, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M, a management consulting firm specializing in advisory and business consulting services for companies in transition. The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference. Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI. From 2005 to 2013, Mr. Maciel was a Senior Director at A&M; Mr. Maciel became a Managing Director in 2013. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance. Mr. Maciel is a Certified Public Accountant (inactive) licensed in the State of California.

Mr. Smith, age 45, became an employee and officer of the Trust on the Effective Date. Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI. From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as Assistant General Counsel and team lead-corporate finance for part of that time. In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the FDIC, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008. Since the Effective Date, Mr. Smith has also served as an officer of Reorganized WMI, including as its Interim Chief Executive Officer.

Ms. Logan, age 54, has served as an Executive Vice President and the Controller and Assistant Treasurer of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case. From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008. Since the Effective Date, Ms. Logan has also served as the Interim Controller and holds the title of Executive Vice President of Reorganized WMI. Ms. Logan is a Certified Public Accountant (inactive) licensed in the State of California.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have not adopted a code of ethics, nor do we currently intend to do so, because the Liquidating Trustee manages our business and affairs subject to his fiduciary duties as trustee under Delaware law and the terms of the Trust Agreement and is subject to the supervision of the Bankruptcy Court with respect to certain matters as specified in the Trust Agreement. Consistent with his responsibilities under applicable law, the Trustee intends to continue to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation.

Resident Trustee

Delaware Trust Company (formerly known as CSC Trust Company of Delaware), in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services. The Resident Trustee was paid $2,500 for 2014 and 2013 and $4,936 for 2012, in the aggregate, for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis, in arrears. In 2014 and 2013, the total base compensation that each member of the TAB was paid was $40,000; in 2012 each TAB member was paid $31,290. In addition, each member of the TAB (excluding the ex officio member) is entitled to receive additional annual incentive compensation not to exceed $50,000 based on distributions during the annual period ending on March 19 (the “Bonus Period”). Each TAB member who served during the entire Bonus Period received incentive compensation of $10,390, $5,792 and $50,000 for the Bonus Periods ending March 19, 2015, 2014 and 2013, respectively. TAB members that served for a portion of the Bonus Period received lesser amounts. Total aggregate incentive compensation paid to TAB members was $72,729, $46,320 and $450,000 for the Bonus Periods ending March 19, 2015, 2014 and 2013, respectively.

In addition to the annual base compensation received by each member of the TAB, each member of the Litigation Subcommittee is paid an additional amount of $10,000 per annum, which amount is paid in 12 equal installments on a monthly basis in arrears. Each TAB member who served on the Litigation Subcommittee during the entire year received $10,000, $10,000 and $7,823 for 2014, 2013 and 2012, respectively. TAB members who served on the Litigation Subcommittee for a portion of the year received a pro-rated amount.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, was paid a monthly rate of $15,000, which rate is subject to adjustment on an annual basis on January 1 each year, and is to be paid from cash that was transferred to the Trust on the Effective Date, which cash forms part of the Liquidating Trust Assets. For 2014 and 2013, compensation that was paid on account of the Liquidating Trustee’s services totaled $180,000 and for 2012 compensation paid was $125,806. Effective January 1, 2015, the Trustee fee was increased to $25,000 per month.

John Maciel

The Trust pays A&M on an hourly basis in accordance with an engagement letter entered into between the Trust and A&M. The applicable rate is subject to adjustment annually at such time as A&M adjusts its rates generally. The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to such engagement letter. Mr. Maciel’s current hourly rate is $750.00. For 2014, 2013 and 2012, the Trust paid A&M $1,333,142, $1,244,283 and $890,565, respectively, for Mr. Maciel’s services rendered to the Trust for the applicable period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012. The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking. Mr. Smith’s current base salary is $468,223. In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for three (3) months. Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2014, 2013 and 2012, Mr. Smith was paid $759,436, $438,839 and $568,337, respectively, for services rendered to the Trust for the applicable period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012. The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy. Ms. Logan’s current base salary is $234,111. In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary and (b) a pro-rated bonus payment. Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2014, 2013 and 2012, Ms. Logan was paid $444,831, $218,307 and $333,864, respectively, for services, rendered to the Trust for the applicable period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”). Pursuant to the TSA, each party has agreed to make available to the other certain services and employees. On December 11, 2014, the parties entered into an amendment to the TSA which amended certain provisions of the original agreement. Specific changes include increases in hourly employee reimbursement rates for Trust employees, Reorganized WMI employees will no longer provide services to the Trust, and direct allocation of rent for office space occupied. Reorganized WMI will be liable for 50% of the rent paid by the Trust until the earlier of (x) Reorganized WMI notifying the Trust on or after April 30, 2015 that it no longer requires office space from the Trust, and (y) the lease is terminated in accordance with its terms. Reorganized WMI paid the Trust $605,000 for services under the TSA in 2014, $457,000 for services provided in 2013 and $321,000 for services provided in 2012. The TSA and its amendments have previously been filed with the SEC and are incorporated herein by reference.

Potential participation by Reorganized WMI in proceeds received with respect to Recovery Claims.

As set forth in the Disclosure Statement, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Disclosure Statement), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed to, and Reorganized WMI retained an economic interest in the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties and includes Recovery Claims.

As of the date hereof, no Litigation Proceeds have been received by the Trust with respect to Recovery Claims, but Reorganized WMI would receive a portion of any proceeds that are received pursuant to the Plan. If the D&O Settlement Agreement is consummated resulting in a recovery of $37.0 million from the Insurers prior to Tranche 4 being paid in full, Reorganized WMI would receive $9.1 million and the Trust would receive $27.9 million. After distribution to LTI holders, total LTIs would be reduced by $37.0 million. If the $37.0 million were to become subject to any offsets or reductions, or if the funds were received after Tranche 4 was paid in full, the Trust would re-calculate the amount to which Reorganized WMI is entitled.

In addition, Mr. Willingham is a member of the Litigation Subcommittee, which committee is responsible for the prosecution of Recovery Claims by the Trust. Mr. Willingham beneficially owns 383,538 shares of common stock of Reorganized WMI. Mr. Willingham is also a director and Chairman of the Board of Directors of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Nominating and Corporate Governance Committee and is a member of Reorganized WMI’s Audit Committee.

Disputed Equity Escrow

As of December 31, 2014, a total of 2.9 million shares of Reorganized WMI common stock and no cash were held in the Disputed Equity Escrow established pursuant to the Plan. Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A). The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 cases and the administration of the escrow account.

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

Mr. Willingham

In addition to his role as a member of the TAB and the Litigation Subcommittee, as noted above, Mr. Willingham beneficially owns 383,538 shares of common stock of Reorganized WMI, is a director and Chairman of the Board of Directors of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Nominating and Corporate Governance Committee and is a member of Reorganized WMI’s Audit Committee.

Mr. Smith

In addition to his role as an employee, Executive Vice President, General Counsel and Secretary of the Trust, Mr. Smith is, among other things, the Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary of Reorganized WMI. Furthermore, as noted above, Reorganized WMI and the Trust are parties to the TSA, pursuant to which the Trust has agreed to make available to Reorganized WMI certain services and employees as described therein. Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Mr. Smith’s services as an executive of Reorganized WMI.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All schedules, for which provision is made in the applicable accounting regulations of the SEC, are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the unaudited financial statements or notes thereto.

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

WMI LIQUIDATING TRUST (Registrant)

Date: March 31, 2015	/s/ William C. Kosturos
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

Date: March 31, 2015	/s/ William C. Kosturos
William C. Kosturos
Liquidating Trustee (Principal Executive Officer)

Date: March 31, 2015	/s/ John Maciel
John Maciel
Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2015	/s/ Arnold Kastenbaum
Arnold Kastenbaum
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Marc S. Kirschner
Marc S. Kirschner
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Michael Willingham
Michael Willingham
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Douglas Southard
Hon. Douglas Southard
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Paul A. Martin
Paul A. Martin
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Matthew Cantor
Matthew Cantor
Member of the Trust Advisory Board

Date: March 31, 2015	/s/ Thomas Korsman
Thomas Korsman
Member of the Trust Advisory Board

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Assets:
Cash and cash equivalents	$36,750	$32,988	$21,485

Restricted Cash
Cash held in reserve for litigation costs	2,750	4,856	17,887
Cash held in reserve for disputed claims	107,468	174,531	182,962
Other restricted cash	1,161	4,343	45,611

Total restricted cash	$111,379	$183,730	$246,460

Receivable, per Global Settlement Agreement	51,300	96,000	96,000
Runoff notes	212	105,864	136,739
Runoff notes held in reserve for disputed claims	466	30	39
Directors and officers litigation receivable	27,944	-	-
Other assets	1,157	1,086	4,374

Total assets	$229,208	$419,698	$505,097

Liabilities:
Cash held for allowed claimants	1,161	4,343	44,963
Estimated costs to be incurred during liquidation	25,487	28,842	30,128
Other accrued liabilities	2,518	6,852	4,383
Accrued liabilities related to reserve for disputed claims	4	6	6

Total liabilities	$29,170	$40,043	$79,480

Net assets in liquidation:
Net assets held in reserve for disputed claims	107,931	174,556	182,995
Net assets available to Liquidating Trust Interests	92,107	205,099	242,622

Total net assets	$200,038	$379,655	$425,617

Total liabilities and net assets	$229,208	$419,698	$505,097

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	Year Ended December 31, 2014	Year Ended December 31, 2013	From Effective Date through December 31, 2012

Net assets, beginning:	$379,655	$425,617	$977,809

Income
Interest / Investment income	52	140	233
Interest income – runoff notes	4,675	14,792	13,416
Recovery of pre-effective expense	-	15,012	51,345
Other income	782	8	2,532

Total income	$5,509	$29,952	$67,526

Expenses
Professional fees & services	16,837	25,976	21,832
Other operating expenses	2,661	2,659	2,175

Total operating expenses	$19,498	$28,635	$24,007

Changes in market value
Directors & Officers litigation receivable	27,944	-	-

Total changes in market value	$27,944	-	-

Other items
Change in estimated costs to be incurred during liquidation	3,354	1,286	9,872
Distributions to LTI holders – cash	(77,243)	(44,479)	(570,400)
Distributions to LTI holders – runoff notes	(106,628)	-	-
Distributions to holders of Allowed Claims	(13,055)	(4,086)	(35,183)

Total changes in Net Assets	$(179,617)	$(45,962)	$(552,192)

Net assets, ending	$200,038	$379,655	$425,617

The accompanying notes are an integral part of this unaudited financial statement.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Unless stated otherwise, any financial information contained in this Form 10-K uses approximate dollar amounts due to rounding.

Note 1. Description of Business

WMI Liquidating Trust (the “Trust”) was formed on March 6, 2012 when Washington Mutual, Inc. (“WMI”) and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”) entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and Delaware Trust Company (formerly known as CSC Trust Company of Delaware), as the Delaware resident trustee (the “Resident Trustee”). The Trust Agreement was entered into pursuant to the Debtor’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 12, 2011 (the “Filed Plan”, and as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).

On March 19, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan was filed with the Bankruptcy Court. The Trust did not contain any assets or otherwise engage in any activity until the Effective Date. Accordingly, the Trust’s reporting period for fiscal year 2012 commenced March 19, 2012 and ended December 31, 2012 and, on that basis, references herein to financial information for 2012 refer to this abbreviated period. The Trust’s reporting period for fiscal years 2014 and 2013 commenced on January 1 and ended December 31.

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

The Liquidating Trust Assets consisted of all of the assets of the Debtors as of the Effective Date, other than:

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

Pursuant to an order of the Bankruptcy Court dated January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) years. As a result, such extension will run through March 19, 2018 (unless dissolved earlier or otherwise extended).

The Trust had an initial term of three (3) years through March 19, 2015 (i.e., the third anniversary of the Effective Date), subject to extension for up to an additional three (3) years (subject to certain limited exceptions) with the approval of the Bankruptcy Court. On January 23, 2015, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term up to March 19, 2018.

LTIs are non-certificated and non-transferable other than by will, intestate succession or operation of law.

Unless stated otherwise, any financial information contained in these notes uses approximate dollar amounts due to rounding.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, assets are reported at the estimated net realizable values and liabilities, including the estimated costs to be incurred during liquidation, which costs are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the net realizable values. In some cases, due to the inability to assess the net realizable value of an asset, it was deemed to have a value of $0. When a net realizable value can be established, such as a legal settlement, any changes to the market value will be reflected in the Statement of Changes in Net Assets in Liquidation.

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

Cash and Cash Equivalents

As of December 31, 2014, 2013 and 2012, the Trust held $36.8 million, $33.0 million and $21.5 million, respectively, of unrestricted cash and cash equivalents. This amount is principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims. The cash is held in demand deposit accounts, money market accounts or invested in U.S. treasury bills.

Restricted Cash

All restricted cash is either held in demand deposit accounts, money market accounts or invested in U.S. Treasury bills. As of December 31, 2014, 2013 and 2012, the Trust held $111.4 million, $183.7 million and $246.4 million, respectively, of restricted cash and equivalents for the purposes described below:

Cash Held in Reserve for Litigation Costs

The Plan required that the Trust set aside $20.0 million as of the Effective Date to potentially pursue Recovery Claims. As of December 31, 2014, 2013 and 2012, $2.7 million, $4.9 million and $17.9 million, respectively, were set aside to pursue Recovery Claims. The Litigation Subcommittee of the Trust Advisory Board released $12 million from the Cash Held in Reserve for Litigation Costs in November 2013. The Trust Agreement was revised in January 2014 to allow the Litigation Subcommittee to request replenishment of Cash Held in Reserve for Litigation Costs by up to $12 million, on an as needed basis, from funds held by the Trust now, or as funds become available in the future.

Cash Held in Reserve for Disputed Claims

From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date or as amended or reinstated after the Effective Date (the “Disputed Claims Reserve” or “DCR”). As of December 31, 2014, 2013 and 2012, the Trust held $107.5 million, $174.5 million and $183.0 million, respectively, of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash

As of December 31, 2014, 2013 and 2012, the Trust held other restricted cash and equivalents of $1.2 million, $4.3 million and $45.6 million, respectively. As of December 31, 2014, the majority of restricted cash was for certain non-adjudicated claims pending potential litigation. As of December 31, 2013, the majority of other restricted cash is held primarily for the benefit of holders of Allowed Claims whose claims were paid on February 1, 2014. For the period ended December 31, 2012, the majority of other restricted cash was held primarily for the benefit of holders of Allowed Claims who had not provided the releases required pursuant to the Plan and claimants who have had their claims allowed and were paid on February 1, 2013.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk – Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the FDIC limits. As of December 31, 2014, the Trust held cash and cash equivalents and restricted cash of $9.8 million in excess of the FDIC insurance limits.

Financial Instruments

The financial instruments in the Trust’s net assets in liquidation as of December 31, 2014 consisted mainly of cash and cash equivalents. As of December 31, 2013 and 2012, the financial instruments consisted of: (i) cash and cash equivalents, and (ii) Runoff Notes. As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2014 was $214,000; on December 31, 2013 was $187,000; and on December 31, 2012 was $209,000, which amounts are comprised of cash and cash equivalents. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when the liquidation is finalized.

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

Note 3. Disputed Claims Reserve

Since the Effective Date, the Trust has retained in the DCR, for the benefit of each holder of a disputed claim, cash, LTIs, and, to the extent elected by the holder of a disputed claim, Runoff Notes, together with any gains or income attributable to any of the foregoing. The amounts retained are calculated as if each of the claims is an Allowed Claim (as defined in the Plan) in an amount equal to the lesser of (i) the liquidated amount set forth in the filed proof of claim relating to such disputed claim, (ii) the amount in which the disputed claim shall be estimated by the Bankruptcy Court pursuant to section 502 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) and constituting the maximum amount of such claim should it become an Allowed Claim, and (iii) such other amount as may be agreed upon by the holder of such disputed claim and the Liquidating Trustee. Additional amounts have also been retained to pay for potential payroll related taxes and other contingencies as deemed appropriate by the Liquidating Trustee.

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

As of December 31, 2014, the assets held in the DCR included cash of $107.5 million and $466,284 of Runoff Notes, including interest, and a pro rata share of the remaining net assets in the Trust. As of December 31, 2013, the assets held in the DCR included cash of $174.5 million and $30,218 of Runoff Notes, including interest, and a pro rata share of the remaining net assets in the Trust. As of December 31, 2012, the assets held in the DCR included cash of $183.0 million and $38,900 of Runoff Notes, including interest, and a pro rata share of the remaining net assets of the Trust. Assets of the DCR will be made available to the LTI holders in accordance with the Plan as and when disputed claims become disallowed. The claims attributable to the funds and LTIs in the DCR are not a liability of the Trust; therefore, no estimate has been made as to the amount of claims which will ultimately be allowed and the distributions which will go to disputed claimants as opposed to current LTI holders. Rather, the financial statements report the net assets being held specifically on behalf of the disputed claimants and the net asset value available to all LTI holders.

Note 4. Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Total net refunds remaining are estimated to be between $150.0 million and $400.0 million, of which the Trust would receive between $30.0 million and $80.0 million. An escrow account (the “Tax Refund Escrow”) was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement. As of December 31, 2014, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, is $51.3 million. As of December 31, 2013, 2012 and the Effective Date, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, was $96.0 million.

The Trust and the Franchise Tax Board (“FTB”) (with the concurrence of JPMC), reached an agreement in principle (the “California Tax Settlement”) in May 2014. The Bankruptcy Court approved the California Tax Settlement resulting in a payment to the Tax Refund Escrow of $223.5 million in June 2014 and a subsequent distribution to the Trust of $44.7 million, 20% of the refund in accordance with the Global Settlement Agreement. The balance of $51.3 million on the balance sheet at December 31, 2014 represents management estimate of the net tax refunds remaining.

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

In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December of 2012. On February 10, 2014, the District Court issued a ruling dismissing WMI’s refund claim. In its ruling, the District Court held that WMI failed to satisfy its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to Washington Mutual Bank) did not permanently abandon its right to operate in Missouri in 1993 with respect to this claim. On April 8, 2014, the Trust appealed the District Court’s decision to the Ninth Circuit, arguing that the District Court (i) failed to apply the appropriate legal standard in determining (a) whether WMI met its burden of proof as to the amount of the deduction being claimed and (b) whether Home Savings permanently abandoned the use of the subject branching rights when it discontinued operating thrift branches in Missouri, and (ii) made several erroneous conclusions in determining that WMI failed to meet its burden of proof when it computed the tax basis of the acquired rights. The parties are currently briefing the matter and a date for a hearing has not been scheduled.

In the Court of Claims action, the IRS and WMI Group (as defined in the Global Settlement Agreement) have reached a settlement in principle with the IRS with respect to the Court of Claims action dealing with the acceleration of recognition of certain income into the 1995 tax year. The Trust filed its motion for approval of the settlement with the Bankruptcy Court on April 23, 2014. Such motion was approved by the Bankruptcy Court in May 31, 2014. This settlement is subject to review by the US Department of Justice and the Congressional Joint Committee on Taxation. If approved by all parties, the WMI Group would be entitled to a net tax refund of $42.9 million plus interest and return of penalties, if any. The Trust is entitled to 20% of this refund pursuant to the Global Settlement Agreement. It is anticipated that the remaining Court of Claims actions will be tried during the 2015 calendar year.

WMI also has various state income tax refund claims outstanding with certain states which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. Certain states have proposed offsets to the claimed amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. The amount and timing of the receipt of the state income tax refunds is dependent on the resolution of these disputed issues. In addition, a portion of the tax refunds received by WMI prior to the Effective Date have been held in escrow pending the determination of the amount of taxes owed, if any, that a state has asserted it is entitled to as a result of its audit of the returns filed by WMI and its subsidiaries for the tax years 1999 through 2006.

In addition, there is $34 million in potential refunds due to the WMI Group from the State of California relating to tax years of HF Ahmanson and subsidiaries, a predecessor group of corporations. The final amount of refunds and the timing of payment are dependent on the outcome of the Trust’s current litigation with the IRS seeking refunds relating to the IRS acceleration of the recognition of income into 1995, discussed above. If the settlement between the Trust and the IRS, discussed above, is approved, the Trust will receive $6.8 million, in accordance with the tax refund allocations set forth in the Global Settlement Agreement. If the settlement is not approved and if the IRS ultimately prevails in this litigation, the Trust would expect to receive between $2.0 million and $2.4 million on account of this litigation.

Note 5. Runoff Notes

On the Effective Date, Reorganized WMI issued $110.0 million aggregate principal amount of First Lien Notes and $20.0 million aggregate principal amount of Second Lien Notes. The Runoff Notes mature on the eighteenth (18th) anniversary of the Effective Date and bear interest at a rate of thirteen percent (13%) per annum (payable in cash to the extent of available “Runoff Proceeds” (as defined in the indentures governing the Runoff Notes) or in kind through the capitalization of accrued interest at the rate of thirteen percent (13%) per annum to the extent Runoff Proceeds are unavailable). The Trust received $108.2 million aggregate principal amount of First Lien Notes and $19.7 million aggregate principal amount of Second Lien Notes on or shortly after the Effective Date (not including $1.0 million of First Lien Notes and $0.2 million of Second Lien Notes held in the Disputed Claims Reserve on behalf of holders of disputed claims who elected to obtain Runoff Notes instead of cash). As further described in the Plan, the repayment of the Runoff Notes is limited to, and reliant solely upon, certain proceeds from WMMRC. Except under limited circumstances, holders of Runoff Notes have no recourse to Reorganized WMI or any other entity should the Runoff Notes remain unpaid on their maturity date.

As of December 31, 2014, the Trust owned $20,088 of First Lien Notes, including capitalized and accrued interest, and $191,577 of Second Lien Notes, including capitalized and accrued interest. These amounts do not include $44,292 of First Lien Notes and $421,992 of Second Lien Notes held in the Disputed Claims Reserve.

As contemplated by the Plan, on or about May 1, 2014, the Trust distributed $106.6 million of Runoff Notes, comprised of $81.1 million of First Lien Notes and $25.5 million of Second Lien Notes. In accordance with the priority of payments described in Exhibit H to the Plan, the Distribution was allocated to claimants in “Tranche 4” in the following amounts: $7.4 million to holders of Senior Floating Rate Notes Claims; $95.7 million to holders of PIERS Claims; and $3.5 million to holders of General Unsecured Claims. Outstanding LTIs were reduced by $93.1 million in total in the following amounts: $6.5 million reduction in Senior Floating Rate notes LTIs; $83.6 million reduction in PIERS LTIs; and $3.0 million reduction of General Unsecured LTIs. Furthermore, the Trust distributed $2.3 million of the Runoff Notes to the DCR on behalf of the disputed General Unsecured Claimants.

In June 2014, as a result of the application of the Section 502(b)(7) limitations on employee claims (as defined in the Bankruptcy Code), $733,003 of Runoff Notes was released from the DCR as unencumbered assets of the Trust in June 2014. In July 2014, $1.7 million was received as a principal reduction, and interest thereon, of the First Lien Notes held by the Trust and the DCR due to two optional redemptions paid by Reorganized WMI during the month. The remainder is held by the DCR on behalf of disputed claimants.

Interest earned on Runoff Notes was comprised of (in millions):

Category	2014	2013	2012
Cash interest	$1.5	$9.6	$3.6
Capitalized interest	$1.9	$5.5	$8.3
Interest distributed with Runoff Notes on May 1, 2014	$2.3	-	-
Change in interest receivable as of December 31	($1.0)	$(0.3)	$1.5
Total interest income	$4.7	$14.8	$13.4

Note 6. Directors & Officers Litigation Receivable

The Directors & Officers Litigation Receivable represents the estimated fair market value of a settlement agreement between the Trust and certain of the former directors and officers of WMI, and certain insurers under WMI’s director and officer liability insurance policies for 2007-2008 and 2008-2009 (the “Insurers”) resolving, among other things, certain D&O actions filed in the State of Washington and the Bankruptcy Court (the “D&O Settlement Agreement”). The D&O Settlement Agreement provides for the affirmative recovery by the Trust from the Insurers of $37 million and, perhaps as importantly, the release of reserves held on behalf of disputed claims in the aggregate amount of $25.3 million, the release of the obligation to reserve funds in an amount equal to an Allowed Subordinated Claim of $4.2 million and the release of Reorganized WMI shares from the Disputed Equity Escrow.

On December 1, 2014, the Trust filed a motion (the “D&O Approval Motion”) seeking Bankruptcy Court approval of the D&O Settlement Agreement. On December 15, 2014, four former WMI officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion. On December 23, 2014, the Bankruptcy Court granted a motion filed by the Trust to approve the D&O Approval Motion in its entirety, determined that the Insurers had acted in good faith and subsequently entered an order authorizing the consummation of the transactions contemplated by the D&O Settlement.

On January 5, 2015, the Non-Settling Officers appealed the Bankruptcy Court’s decision grating the D&O Settlement. Nevertheless, liquidation basis accounting necessitates that the Trust report its assets and liabilities at their net realizable value. The Trust is reporting the values consistent with the values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. “Litigation Proceeds” is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties. Based on a recovery of $37.0 million from the Insurers prior to Tranche 4 being paid in full, Reorganized WMI would receive $9.1 million and the Trust would receive $27.9 million. After distribution to LTI holders, total LTIs would be reduced by $37.0 million. If the $37.0 million were to become subject to any offsets or reductions, or if the funds were received after Tranche 4 was paid in full, the Trust would re-calculate the amount to which Reorganized WMI is entitled.

As previously stated, the valuation of assets requires management to make difficult estimates and judgments with respect to such valuations. Management has engaged an independent valuation firm to make valuation estimates for select assets. Prior to reaching a settlement, the Trust assigned a value of $0 to the Directors & Officers Litigation Receivable as of December 31, 2013 and 2012. Based on the settlement, and considering certain risks associated with the objecting claimants’ pending appeal, such independent valuation firm has estimated a valuation range of between $34.0 million and $37.0 million (or between $25.9 million and $27.9 million after giving effect to the amount that is payable to Reorganized WMI, as described above). Nevertheless, the Trust believes the aforementioned risks are remote and, on that basis, has recorded a net change in market value of $27.9 million for this asset in the Statement of Changes in Net Assets in Liquidation. The Trust reflects that amount to be received from the Insurers on the Statement of Net Assets in Liquidation. Estimates necessarily require assumptions and changes in such assumptions over time could materially affect the results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual cash to be received by the Trust from the liquidation of assets and liabilities may likely be different than reported.

Note 7. Cash Held for Allowed Claimants

As of December 31, 2014, the Trust reflected a liability of $1.2 million of cash held for holders of certain Allowed Claims against the Debtors. The balance is cash held for certain non-adjudicated claims pending potential litigation.

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

Note 8. Estimated Costs to be Incurred During Liquidation

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

At December 31, 2013, the estimate of total operating expenses for the initial term of the Trust increased to $77.8 million due to the extensive efforts required to complete the recovery and liquidation of the Liquidating Trust Assets, including litigating employee claims.

On January 23, 2015, the Bankruptcy Court approved an extension of the Trust’s term up to March 19, 2018. Based on current conditions, management estimates total expenses for the remainder of the Trust through March 19, 2018 to be $25.5 million. Therefore, management has recorded an increase of $14.2 million to the Trust’s Operating Reserve for the year ended December 31, 2014. The Trust currently estimates total costs from the Effective Date through the end of the Trust, estimated to be March 19, 2018, to be $92.0 million. Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

The Trust does not have predictable revenue-generating operations; therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things, litigating employee claims to final resolution, and potentially replenishing (in whole or in part) the Reserve for Litigation (see Note 2), as of December 31, 2014, the Trust withheld $9.5 million from funds otherwise available for distribution.

Note 9. Recovery of Pre-Effective Date Expenses

For the period ended December 31, 2014, the Trust did not reflect any income from the Recovery of Pre-Effective Date Expenses.

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

On or shortly after the Effective Date, certain of the Debtors’ obligations were also transferred to the Trust to pay for expenses incurred prior to the Effective Date. As of March 19, 2012, the Trust had recorded a liability for estimated expenses incurred prior to the Effective Date of $94.1 million. The liability was primarily comprised of the Trust’s estimate of fees incurred by professionals prior to the Effective Date. The Bankruptcy Court entered an order on August 1, 2012 approving the final fee applications for professionals retained by the Debtors during the Debtors’ bankruptcy proceedings. The actual fees incurred and approved by the Bankruptcy Court were substantially less than the original estimate. During 2012, the Trust recorded income of $51.3 million for the recovery of expenses incurred prior to the Effective Date, which was primarily driven by the lower than estimated professional fees.

Note 10. Distributions to Holders of Allowed Claims

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

Distributions to LTI holders during 2014 totaled $183.8 million which was comprised of $77.2 million of cash and $106.6 million of Runoff Notes, including accrued interest. Cash distributions during 2014 were derived primarily from releases from the DCR and receipt of the Trust’s portion of a tax refund (see Note 4).

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

In addition to payments to reduce LTI balances, the Trust distributed $13.1 million during 2014, $4.1 million during 2013 and $35.2 million during 2012, respectively, to claimants whose claims were deemed allowed during the applicable period.

As of December 31, 2013, the Trust has satisfied the entire amount of the pre-Petition Date and post-Petition Date claims of Class 2 (Senior Notes (except for the remaining post-petition interest claim of the Senior Floating Notes, which is subordinated to a lower level pursuant to the Plan)), Class 3 (Senior Subordinated Notes) and Classes 14 and 15 (CCB Guarantees Claims).

Note 11. Disputed Equity Escrow

In addition to the DCR, the Plan provides for an escrow to be established to hold shares of Reorganized WMI for distribution based on the resolution of disputed equity interests by the Bankruptcy Court (the “Disputed Equity Escrow”). A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and are not recorded as an asset of the Trust for financial accounting purposes and are not part of the Trust for U.S. federal income tax purposes. However, the Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust.

As of December 31, 2014 and 2013, there were 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.

On March 28, 2013, the Trust entered into a stipulation (the “Underwriter Stipulation”) with certain underwriters (including Morgan Stanley, Credit Suisse, and Goldman Sachs, and collectively referred to herein as the “Underwriters”) who had filed indemnification claims totaling $96.0 million against the Debtors for legal fees and settlement costs incurred in defending securities fraud action claims brought against the Underwriters in connection with their role underwriting various security issuances by the Debtors. During the course of the Debtors’ chapter 11 cases, the Debtors objected to the indemnification claims and the claims were subordinated to Class 18 and Class 19 (as defined in the Plan). Pursuant to the terms of the Underwriter Stipulation, the parties have agreed that (a) the Underwriters’ $24.0 million Class 18 claim will be disallowed in full, and (b) the Underwriters’ $72.0 million Class 19 will be allowed in full. Accordingly, pursuant to the Plan, the Underwriters, as the holders of Allowed Claims in Class 19, received a distribution of 1.4 million shares of common stock of Reorganized WMI from the Disputed Equity Escrow, such amount having been calculated in accordance with the Plan. The Underwriters have also reserved any rights they may have to defend against claims brought against them by the Trust and have released the Trust from any possible affirmative claims.

The D&O Settlement Agreement (see Note 6) provides for the affirmative recovery by the Trust from the Insurers of $37.0 million, of which the Trust would receive $27.9 million, would allow the release of reserves held on behalf of disputed claimants in the aggregate amount of $25.3 million, the release of an obligation to reserve $4.2 million for additional Allowed Subordinated Claims and the release of the majority of Reorganized WMI shares from the Disputed Equity Escrow. As of the date hereof, the D&O Settlement Agreement has not been consummated.

Note 12. Indemnification and Guarantees

The Trust Agreement provides for the Trustee, employees of the Trust, the members of the TAB, members of the Litigation Subcommittee, and their respective agents, employees, officers, directors, professionals, accountants, advisors, representatives and principals (each an “Indemnified Party”) to be indemnified by the Trust. Such right to indemnification could arise with respect to losses or claims which an Indemnified Party may incur, or to which an Indemnified Party may become subject, in connection with the acts or omissions of the Trustee or a member of the TAB except for acts or omissions arising out of an Indemnified Party’s gross negligence, fraud or willful misconduct.

Note 13. Contingencies

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

Gain contingencies

Liquidation basis accounting requires the Trust to report the net realizable value of all of its assets. See note 6 for a discussion of Directors & Officers Litigation Receivable.

Note 14. Subsequent Events

On January 23, 2015, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term up to March 19, 2018.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code filed on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on December 16, 2011.

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the United States Bankruptcy Court for the District of Delaware, and as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

10.1	WMI Liquidating Trust Agreement, dated as of March 6, 2012, by and among Washington Mutual, Inc. and WMI Investment Corp., as debtors and debtors-in-possession, William C. Kosturos, as liquidating trustee, and CSC Trust Company of Delaware as the Delaware resident trustee of the WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 12, 2012, as amended by Amendment No.1 to the WMI Liquidating Trust Agreement dated as of August 1, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on August 7, 2012, and by Amendment No. 2 to the WMI Liquidating Trust Agreement dated as of January 7, 2014, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on January 13, 2014.

10.2	Engagement Letter between WMI Liquidating Trust and Alvarez & Marsal North America, LLC, dated as of March 29, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on April 4, 2012.

10.3	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on March 23, 2012, as amended by Amendment No.1 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp. on September 27, 2012; and, as amended by Amendment No 2 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Holdings Corp on December 17, 2014.

10.4	Employment Agreement between WMI Liquidating Trust and Charles Edward Smith, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

10.5	Employment Agreement between WMI Liquidating Trust and Doreen Logan, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

31.1*	Certification of WMI Liquidating Trust’s liquidating trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the WMI Liquidating Trust’s liquidating trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.