Form 10-K
period 2015-12-31
WMI Liquidating Trust
filed 2016-03-31
CIK 1545078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54922

WMI LIQUIDATING TRUST

(Exact name of Registrant as specified in its charter)

Delaware	45-6794330
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

800 Fifth Avenue, Suite 4100, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 206-922-2956

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015:

Not applicable. Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

WMI LIQUIDATING TRUST

2015 FORM 10-K

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to WMI Liquidating Trust; the use of “WMI” refers to Washington Mutual, Inc.; and the use of “Reorganized WMI” refers to WMIH Corp, formerly known as WMI Holdings Corp.

The Trust is following the modified reporting methodology under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that is described in the REMEC Liquidating Trust no-action letter, issued by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on March 28, 2011 (the “REMEC No-Action Letter”). In accordance with the approach outlined in the REMEC No-Action Letter and the accompanying request, during the life of the Trust, the Trust will not file Quarterly Reports on Form 10-Q with the SEC, but will timely file (i) Annual Reports on Form 10-K containing unaudited financial statements, and (ii) Current Reports on Form 8-K to report material events as they occur. The Trust, created on March 6, 2012, when WMI and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”), entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and Delaware Trust Company (formerly known as CSC Trust Company of Delaware) as the Delaware resident trustee (the “Resident Trustee”), has a calendar fiscal year. The Trust did not own or otherwise hold title to any assets or otherwise engage in any activity until March 19, 2012, the effective date of the Debtors’ chapter 11 plan (the “Effective Date”) as described below in Item 1 of Part 1 of this Form 10-K.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict. Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for 2015. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include, but are not limited to, the following:

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

PART I

Item 1. Business.

Our principal executive office is located at 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104, and our telephone number is (206) 922-2956. Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other SEC filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Trust with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at (202) 551-8090. The Trust also provides access to its most recently filed reports through the Trust’s website at www.wmitrust.com after filing such material with the SEC.

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

The Trust is a successor-in-interest to the Debtors for certain limited purposes and, as such, is responsible for future reporting to the Bankruptcy Court with respect to the Debtors’ chapter 11 cases. Such reporting obligations include the filing of quarterly summary reports (“QSRs”) with the Bankruptcy Court, which reports are prepared by the Trust for the purpose of complying with the quarterly operating guidelines as described in the Chapter 11 Trustee Handbook, United States Department of Justice, May 2004, in accordance with 28 U.S.C. §1746(2). The QSRs are also filed by the Trust with the SEC under cover of Form 8-K. In addition to the foregoing, from and after the Effective Date, the Trust has reported other material events on a timely basis as they occurred pursuant to Form 8-Ks filed with the SEC.

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

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. As a result, the term of the Trust may run through March 19, 2018 (unless dissolved earlier or otherwise extended).

LTIs are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2015 and Recent Developments

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

Distributions

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement. These distribution procedures include a reserve mechanism (the “Disputed Claims Reserve” or “DCR”) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date (or as amended and reinstated after the Effective Date by order of the Bankruptcy Court) and the issuance of LTIs and distribution of Runoff Notes (as defined herein) in respect thereof if and when such claims are allowed.

Subject to certain limited exceptions as set forth in the Trust Agreement, the Liquidating Trustee is required to distribute to LTI holders on account of their LTIs, on each Distribution Date (as defined below), all cash then on hand, except (i) an amount of the Liquidating Trust Assets set aside to fund the Trust’s activities (the “Funding”), which amount was $60 million as of the Effective

Date, and, out of which, $20 million as of the Effective Date (the “Litigation Funding”) was allocated to, and set aside in a reserve (the “Litigation Reserve”), was allocated to the Litigation Subcommittee (the “Litigation Subcommittee”), a subcommittee of the TAB, to be used for the prosecution of Recovery Claims (as defined below), (ii) such other amounts as are retained on account of any remaining disputed claims in the Disputed Claims Reserve, and (iii) after taking into account the Funding, such additional amounts (A) as are reasonably necessary to meet contingent liabilities and to maintain the value of the Liquidating Trust Assets pending their liquidation during the term of the Trust, (B) as are necessary to pay reasonably incurred or anticipated expenses (including, but not limited to, any taxes imposed on or payable by the Debtors or the Trust or in respect of the Liquidating Trust Assets), or (C) as are necessary to satisfy other liabilities incurred or anticipated by the Trust in accordance with the Plan, the Global Settlement Agreement, or the Trust Agreement. Provided the applicable conditions as set forth in the Trust Agreement with respect to the making of a distribution have been satisfied, “Distribution Date” is defined in the Trust Agreement to mean the first day of the second month in each fiscal quarter during the term of the Trust or such other dates that the Liquidating Trustee determines, in consultation with the TAB, are appropriate from time to time provided that there is at least one such date in each fiscal quarter during the term of the Trust. Subject to the exculpation and release provisions of the Plan, the term “Recovery Claims” is defined collectively in the Trust Agreement to mean (x) claims against present and former officers and directors of the Debtors for actions arising during the period prior to the Petition Date, (y) claims against professionals and representatives retained by the Debtors with respect to conduct that occurred prior to the Petition Date, and (z) claims based on conduct that occurred prior to the Petition Date against third-parties for any non-contractual breach of duty to WMI, including, but not limited to, antitrust claims and business tort claims. For a discussion of current legal proceedings, see Part I, Item 3 (a) “Material Legal Proceedings.”

The chart below summarizes the distributions made to LTI holders subsequent to the Initial Distribution (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
Total – 2012	$570.4	$49.8	$620.2
May 1, 2013	$21.8	$0.6	$22.4	Paid to Tranche 3	May 1, 2013
August 1, 2013	5.9	0.1	6.0	Paid to Tranche 3	July 31, 2013
November 1, 2013	16.7	0.4	17.1	Paid to Tranche 3. Tranche 3 LTIs have been paid in full.	October 31, 2013
December 31, 2013	0.1	0.0	0.1	De Minimis LTIs (LTIs with balances less than $500 have been paid in full)	January 31, 2014
Total – 2013	$44.5	$1.1	$45.6
May 1, 2014	$106.6	$2.3	$108.9	Runoff Notes distributed to Tranche 4a and 4b. Tranche 4a LTIs have been paid in full. (Amount represents estimated fair market value of distribution. LTIs were reduced by a lesser amount calculated pursuant to the Plan, or $93.1 million).	April 29, 2014
August 1, 2014	77.2	1.2	78.4	Paid to Tranche 4b	July 30, 2014
Total – 2014	$183.8	$3.5	$187.3
August 1, 2015	$52.9	$0.7	$53.6	In addition to the amount paid to LTI holders, LTIs held by creditors that made an election to receive Reorganized WMI stock, as and when stock is distributed, if ever, were reduced by a pro rata share of amounts paid to Reorganized WMI, in June 2015, based on Directors & Officers Litigation Settlement. See discussion of Directors & Officers Litigation.	July 31, 2015
Total – 2015	$52.9	$0.7	$53.6
Total – Cumulative	$851.6	$55.1	$906.7

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable subsequent to the Initial Distribution:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
Total 2012		$35.2
March 31, 2013	May 1, 2013	0.9
June 30, 2013(1)	August 1, 2013	—
December 31, 2013(2)	February 1, 2014	3.2
Total 2013		$4.1
March 31, 2014	April 11, 2014	12.9
September 30, 2014	August 21, 2014	0 .2
Total – 2014		$13.1
June 30, 2015	August 1, 2015	$7.3
Total – Cumulative		$59.7

(1)    Distribution of less than $5,000 paid to one settling employee claimant.

(2)    These allowed amounts were recognized as a reduction of net assets as of December 31 and paid on February 1 of the following year.

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

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2015 tax returns on or about April 1, 2016. LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

Employees

The Liquidating Trustee, William C. Kosturos, in his capacity as the trustee of the Trust, is responsible for administering the Trust. Mr. Kosturos is an employee of Alvarez and Marsal and, in his capacity as the Liquidating Trustee, is paid a monthly fee for the provision of his services during the term of the Trust, as further described in this Form 10-K under Item 11.

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

The Trust Agreement also provides for a subcommittee of the TAB, the Litigation Subcommittee, which oversees the prosecution of Recovery Claims and the defense of proposed settlements, abandonments or dispositions of claims asserted against the Trust (other than de minimis GUC Claims (as defined in the Plan) or claims previously asserted against the Debtors or the Debtors’ estates within Class 17A (WMB Senior Notes Claims), Class 17B (WMB Subordinated Notes Claims) and Class 18 (Subordinated Claims)). The Litigation Subcommittee was comprised of four (4) members, each of whom was entitled to receive $10,000 of additional annual base compensation for their services. The Litigation Subcommittee was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB. For further information regarding the Litigation Subcommittee, please refer to Items 10 and 11 of this Form 10-K.

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

In addition to the foregoing, the following individuals are currently executive officers and/or employees of the Trust as specified below:

Name	Title
John Maciel*	Executive Vice President, Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel & Secretary
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer
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

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)). As of December 31, 2015, outstanding allowed Subordinated Claims totaled $38.2 million. In addition, during the Debtor’s bankruptcy proceedings, the Bankruptcy Court ordered that certain Class 17B claims (defined in the Plan as WMB Subordinated Notes Claims) be subordinated to the level of Class 18. Such Class 17B claims remain disputed and unliquidated. The allowance of any Subordinated Claims (including WMB Subordinated Notes Claims) would affect the amount, if any, of distributions that would otherwise be available to the former holders of Equity Interests. For additional information regarding these matters, see Item 3 of this Form 10-K under “WMB Subordinated Debt Misrepresentation Claims.”

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

The Trust presents its financial statements in accordance with liquidation basis accounting, which requires the reporting entity to report its assets and liabilities based on net realizable values, or the cash the Trust expects to receive for its assets and the estimated settlement amounts for its liabilities. For purposes of the QSRs that the Trust has filed with the Bankruptcy Court and the SEC under cover of Form 8-K on a quarterly basis since the Effective Date, management has used the fair market values assigned to the Trust’s assets for federal tax reporting purposes. Valuation of assets requires management to make difficult estimates and judgments. Management uses the services of an independent valuation firm in connection with estimating the value of certain of the Trust’s assets. Estimates necessarily require assumptions, and changes in such assumptions over time could materially affect the reported results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual net cash to be received by the Trust from the actual liquidation of assets and liabilities likely will be different than reported by the Trust from time to time. Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Bankruptcy Court and the SEC under cover of Form 8-K and future annual reports filed on Form 10-K.

The amount of cash realized from monetizing the Liquidating Trust Assets could be less than projected.

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2015 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets. In the event that the net realizable value thereof is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

The Trust will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

The Bankruptcy Court entered an order in January 2015 extending the term of the Trust through March 19, 2018 (unless dissolved earlier or otherwise extended). As a result, liabilities and expenses associated with the operation and administration of the Trust, such as employee compensation, fees paid to members of the TAB, office space expenses, insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries. These expenses and liabilities will reduce the amount of Liquidating Trust Assets available for future distribution to Trust Beneficiaries. The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets, excluding the costs of pursuing Recovery Claims. As mentioned elsewhere in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust for the period ended December 31, 2015. The Trust believes such estimates and assumptions are reasonable under the Trust’s currently existing facts and circumstances. Nevertheless, the Trust’s operational facts and circumstances are subject to change and amounts required to operate and administer the Trust could be significantly higher than estimates and assumptions made by the Trust as of December 31, 2015.

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

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to the holder’s portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is actually made to such holder by the Trust. Accordingly, there is a risk that an LTI holder will be taxed without receiving cash or other property from the Trust.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Trust’s office is located at 800 Fifth Avenue, Suite 4100, Seattle, WA, 98104. The Trust occupies approximately 600 square feet pursuant to a lease with a fixed term through the end of June 2016. After that date, the lease converts into a month-to-month arrangement wherein either party to the lease can terminate at will with thirty (30) days’ notice.

Item 3. Legal Proceedings.

(a)	Material Pending Legal Proceedings

The material pending legal proceedings to which the Trust is currently a party, or in relation to which any Liquidating Trust Assets are subject, are summarized below.

Recovery Claims

The Plan required that the Trust set aside $20.0 million, the Litigation Funding, to potentially pursue recoveries from pending and future investigations, litigations (other than tax-related litigation) and to defend certain claims. Cumulative-to-date, $5.9 million has been incurred and paid to professionals representing the Trust in connection with litigations and affirmative claims. Based on the status of recovery claims, all remaining amounts in the Litigation Reserve were released to fund distributions to LTIs. No further costs or expenses for litigating affirmative claims are anticipated during the remainder of the Trust’s expected life and no funds remain allocated to the Litigation Reserve. Based on the foregoing, the Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB.

Disputed Claims

As of December 31, components of the Disputed Claims Reserve were:

(in millions)	2015	2014
Net Assets in Disputed Claims Reserve	$76.1	$107.9
LTI balance in Disputed Claims Reserve	$0.7	$1.9

Any release of net assets or the cancellation of an LTI balance from the Disputed Claims Reserve would increase the net asset value per LTI that is available for the holders of Allowed Claims. The following discussion relates to the status of current legal proceedings related to material disputed claims.

Employee Claims Litigation

Certain former employees of WMI and WMB filed proofs of claim in the Debtors’ chapter 11 cases asserting claims (the “Employee Claims”) for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC. Between June 2009 and September 2012, in connection with the Debtors’ reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to the Employee Claims on the bases that, among other things: (i) no “change in control,” as defined in the respective contracts, occurred; and (ii) in some instances, WMI was not a party to the contracts or benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto. A significant number of employee-claimants filed responses to such omnibus objections, and the Trust continues to litigate with 70 claimants who have asserted Employee Claims. Over time, several of the remaining claimants have filed motions to amend their proofs of claim to either assert alternative theories of recovery or to seek additional amounts and the Bankruptcy Court has granted or denied such motions from time to time. In February 2013, the Trust filed a motion to amend its omnibus objections to set forth additional grounds to disallow the employee claims pursuant to certain regulations promulgated under the Federal Deposit Insurance Act and Home Owners’ Act of 1933. Following a hearing in August, 2013, the Bankruptcy Court denied the Trust’s motion, but the Bankruptcy Court ordered the Trust to file a “declaratory judgment action” (naming the FDIC, Board of Governors of the Federal Reserve System (“FRB”) and all claimants in the underlying Employee Claims litigation) seeking a determination as to whether the Trust is precluded by certain federal regulations, including the golden parachute regulations (as defined in the regulation), from paying any of the claimants if their Employee Claims are allowed” (the “Bankruptcy Court Order”).

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

As of December 31, 2015, the DCR held $64.8 million of cash and $0.3 million of Runoff Notes in reserve on account of Employee Claims, with the aggregate remaining amount of those claims totaling approximately $62.0 million after the application of the Section 502(b)(7) Cap.

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

As previously disclosed, the Trust entered into settlement agreements in principle with certain of the remaining claimants. Since then, the FDIC and FRB directed the Trust to submit a letter request seeking a determination as to the applicability of the so-called golden parachute regulations with respect to certain benefits for which these claimants are seeking payment. As a result of the FDIC’s and FRB’s directive, thirty-two (32) claimants (representing $19 million in claims) entered into stipulations with the Trust and agreed to participate in the interagency approval process. In response to the Trust’s letter request on behalf of the 32 claimants, by letter, dated July 16, 2013, the FDIC notified the Trust that payments on account of such settlements (other than one de minimis settlement) are subject to such golden parachute regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. The Trust filed such application on August 14, 2013 (the “First Application”). On the same day, the Trust also filed a second letter request with the FDIC requesting a determination as to whether such golden parachute regulations are applicable with respect to payments that would be payable to non-settling claimants (or claimants with settlements in principle who declined to finalize and execute stipulations with the Trust) if such claimants prevail on their claims before the Bankruptcy Court. On April 22, 2014 (the “April Letter”), the Trust received a response to its August 14, 2013 letter stating that all but a small number of the agreements related to the remaining non-settled claims are subject to such “golden parachute” regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. During the pendency of the First Application, of the thirty-two (32) claimants who entered into stipulations with the Trust and agreed to participate in the interagency approval process: (1) one has been paid due to the de minimis amount of such settlement; (2) one has withdrawn his claim; (3) one claimant was added to the Application in light of a subsequent settlement; (4) upon discussion with the FDIC, one claimant was paid and consequently withdrawn from the Application; and (5) several claimants have notified the Trust of their termination of their respective stipulations. By letter, dated October 15, 2014, the FDIC denied the Application in its entirety (the “Final FDIC Determination”). On March 23, 2015, and consistent with the April Letter, determination, the Trust filed a second application (the “Second Application”) with the FDIC and the FRB requesting authorization to make payments to both the settling claimants and the non-settling claimants and a determination was to whether payment, in any amount, to any of such claims would be appropriate. By letter, dated May 1, 2015, the FDIC denied the Second Application.

In accordance with the order entered by the Bankruptcy Court, on September 20, 2013, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) against the FDIC, FRB and certain employee claimants (the “Individual Defendants”) seeking certain declaratory relief regarding the applicability of the golden parachute regulations and “automatic termination” regulations to the employee related claims (the “Declaratory Judgment Action”). On November 5, 2013, the Trust filed an amended complaint (the “Amended Complaint”). Pursuant to an order of the Washington District Court, responses to the Amended Complaint were due on or before January 21, 2014 and several defendants filed motions to dismiss and/or to transfer venue of the proceeding. The Trust filed its responses to such motions on March 6, 2014. On July 3, 2014, United States District Court Judge Richard A. Jones, the presiding judge in the Declaratory Judgment Action, issued a decision and order granting certain defendants’ motion to transfer venue from the Washington District Court to the Bankruptcy Court (the “Decision Order”). Additionally, the Decision Order terminated all other motions pending before the Washington District Court. On July 30, 2014, the FDIC filed a motion to withdraw the reference of the Declaratory Judgment Action to the Bankruptcy Court and a motion seeking a determination of whether the Declaratory Judgment Action was core or non-core (the “FDIC Determination Motion”). On August 22, 2014, certain of the employee claimants and the Trust entered into a stipulation with the FDIC and the FRB agreeing that the reference of the Declaratory Judgment Action to the Bankruptcy Court should be withdrawn and that, upon such reference withdrawal, the FDIC’s Determination Motion should be deemed withdrawn as moot. Subsequently, and because the Washington District Court had terminated previously-filed motions without a ruling, the FDIC and the FRB each filed a motion to dismiss the Amended Complaint, for inter alia, failure to state a claim and lack of subject matter jurisdiction. Additionally, several individual Defendants also filed and/or joined two (2) separate motions to dismiss the Amended Complaint for, inter alia, failure to state a claim. The Trust has opposed each of these motions to dismiss. As of December 31, 2014, all four (4) motions to dismiss had been fully briefed and remain pending. By order of the United States District Court of Delaware (the “Delaware District Order”), dated March 19, 2015, the reference to the Bankruptcy Court with respect to the Declaratory Judgment Action was withdrawn, and the action is now pending in the Delaware District Court, with the United States District Court Judge Gregory M. Sleet presiding.

As noted above, on October 15, 2014, the FDIC rendered the Final FDIC Determination denying the First Application. On October 29, 2014, the Trust commenced an action against the FDIC, in its corporate capacity, pursuant to the Administrative Procedure Act and the Declaratory Judgment Act in the United States District Court for the District of Columbia (the “D.C. District Court”), seeking, inter alia, judicial review of the Final FDIC Determination in which the FDIC declined to exercise its discretion and thereby denied the Trust the required regulatory approval to make payments pursuant to the Trust’s settlements with certain employee claimants (the “APA Action”). The Trust asserted that, while the Trust is subject to the “golden parachute” regulations, the Final FDIC Determination did not sufficiently consider and weigh the First Application pursuant to the so-called “permissibility exception.” In the APA Action, the Trust submitted that, among other things, due consideration of the relevant factors enumerated in the “permissibility exception” warranted permitting the payments contemplated by the settlement agreements. On December 22, 2014, the FDIC filed its answer to the complaint in the APA Action. Pursuant to an agreed upon scheduling order, the D.C. District Court ordered that (a) any motions for summary judgment must be filed on or before March 11, 2015, (b) responses to any such motions must be filed on or before March 25, 2015, and (c) replies in support of any motions for summary judgment must be filed on or before April 1, 2015. In accordance therewith, both the FDIC and the Trust submitted motions for summary judgment and opposition papers. Additionally, on April 8, 2015, the Trust and the FDIC filed a joint appendix containing the documents cited by the parties in their respective summary judgment motions On May 29, 2015, the D.C. District Court granted in part and denied in part each of the Trust’s and the FDIC’s motions for summary judgment. As set forth in the subsequent Memorandum Opinion issued on June 9, 2015, the D.C. District Court upheld the Final FDIC Determination, but remanded certain issues to the FDIC for clarification. By letter, dated July 30, 2015, the FDIC clarified its decision regarding, among other things, the absence of supporting certifications in connection with the First Application. On August 12, 2015, the Trust and the FDIC, agreeing that no further action was required in the APA Action, jointly moved the D.C. District Court for entry of a final order and judgment. By Final Order and Judgment entered August 19, 2015, the D.C. District Court entered final judgment and closed the APA Action.

As noted above, the Trust filed the Second Application with the FDIC regarding the claims of both settling and non-settling employee claimants. By letter, dated May 1, 2015, the FDIC denied payment in any amount to any settling or non-settling employee claimants covered by the Second Application. Thereafter, the Trust filed a second action with the D.C. District Court seeking a review with respect to the Second Application (“APA2”, and together with the APA Action, the “APA Actions”), asserting that the wholesale denial of payments in any amount was arbitrary and capricious. The FDIC answered the complaint and, based upon an agreed scheduling order, as of October 16, 2015, the Trust and the FDIC have fully briefed and submitted cross-motions for summary judgment. If the FDIC’s decision is affirmed, the Trust would not be able to pay any amounts on the Employee Claims, whether through settlement or otherwise allowed by the Bankruptcy Court.

Based on the pendency of the APA Action, on November 6, 2014, the FDIC moved to stay the Declaratory Judgment Action pending resolution of the APA Action (the “Stay Motion”). The Trust and the FRB filed responses in support of the Stay Motion, and several of the Individual Defendants filed oppositions thereto. On December 4, 2014, the FDIC filed a reply in support of the Stay Motion, and, as of that date, the Stay Motion had been fully briefed. Over time, certain parties to the Declaratory Judgment Action have participated in scheduling teleconferences before the Delaware District Court, and, during such scheduling teleconferences, the Delaware District Court determined and/or confirmed that it would not rule on the pending motions, including the Stay Motion, before the APA Actions are resolved. Most recently, and in light of the conclusion of the APA Action and the filing of APA2, the Delaware District Court indicated that it would not rule on the pending motions before January 6, 2016 (and it is entirely possible that any such ruling (or rulings) would not be rendered until after that date). Further, the Delaware District Court requested that the Trust submit a written status report by no later than January 6, 2016, regarding, among other matters, the progress of the APA Actions. On January 6, 2016, the Trust and the parties to the Declaratory Judgment Action submitted the requested Joint Status Report. Therein, the Trust, the FDIC and the FRB requested an extension of the informal stay due to the status of APA2 and the pendency of the cross-motions for summary judgment. The Individual Defendants have requested that the stay be lifted and the Delaware District Court schedule a status conference to discuss how best to proceed. On January 12, 2016, the Delaware District Court granted the extension of the informal stay and ordered the Trust to submit a written status report by March 14, 2016. Per the Delaware District Court’s order, on March 14, 2016, the Trust submitted a written status report noting that the parties are awaiting a decision on the pending cross-motions for summary judgment in APA2 and requesting on behalf of the Trust, the FDIC, and the FRB, that the informal stay be extended. The Individual Defendants again requested that the stay be lifted. On March 16, 2016, the Delaware District Court granted an extension of the informal stay and ordered the Trust to submit a written status report by May 13, 2016.

The Trust and counsel to certain employee claimants have agreed to amend the existing scheduling orders on two occasions to provide that all outstanding discovery deadlines would be adjourned by a total of twelve (12) months, with the “change in control” hearing to be held in February 2017. As of the date hereof, the Trust has responded to 23 sets of requests for production of documents and 14 sets of interrogatories, has reviewed over 850,000 documents from approximately 120 custodians, and has produced more than 84,000 documents.

Avoidance Actions

Additionally, the Trust is the plaintiff in 14 filed adversary proceedings against a total of 22 former employees. These actions seek to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws. Most of the defendants are also remaining claimants against the Trust in the Employee Claims Litigation described above. Additionally, the Trust has entered into tolling agreements with numerous other potential defendants regarding payments made and/or obligations incurred. The filed avoidance actions are subject to a scheduling order, dated November 12, 2012, as amended by the agreed amended order, dated January 7, 2013, which provides for discovery on a track parallel to that of the Employee Claims Litigation described above, and a joint order, dated January 27, 2016, further amending the prior scheduling orders (the “January 27, 2016 Order”), which set a trial date on the change-in-control issues raised in the Trust’s omnibus objections for early February 2017 but left undetermined the date of a trial on the avoidance actions. In connection with the January 27, 2016 Order, the Court extended the deadline for the completion of non-expert discovery related to the Employee Claims to November 4, 2016 and the deadline for the completion of expert discovery related to the Employee Claims to November 16, 2016.

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

AT&T Claim Litigation

On May 13, 2009, the Bankruptcy Court entered an order approving WMI’s rejection of that certain Master Services Agreement (including each of its sixty-four amendments) (the “Master Services Agreement”), dated August 23, 2002, between WMI and AT&T Corp. (“AT&T”). Based on such rejection, on or about June 12, 2009, AT&T filed a proof of claim, on behalf of itself and its affiliates claiming rejection damages in the amount of $9.0 million. (AT&T later reduced such claim amount to $8.4 million). WMI objected to the proof of claim on May 10, 2010, arguing, among other things, that the damages sustained by AT&T were mitigated because AT&T entered into an agreement with JPMC which effectively transferred the services previously provided to WMI under the Master Services Agreement to JPMC. On August 11, 2010, AT&T filed a response to WMI’s objection, arguing, among other things, that the rejection damages claim asserted in the proof of claim is the product of a liquidated damages clause in the Master Services Agreement. AT&T argued that, given the existence of the liquidated damages clause, mitigation is inapplicable to its claim. The parties have engaged in limited discovery with respect to the issues raised by the objection and the response, and have adjourned the matter as they attempt to resolve the claim and objection without the need for further litigation. The foregoing notwithstanding, there can be no assurance that such claim can be resolved without litigation.

Dispute with Grant Thornton, LLP

On April 27, 2015, Grant Thornton, LLP (“Grant Thornton”) filed its Motion of Grant Thornton for an Order to Show Cause Why Sanctions Should Not be Imposed Against Washington Mutual Liquidating Trust [sic] for Failure to Comply with the Court’s Final Fee Order [Docket No. 10576] by Failing and Refusing to Pay Approved Professional Fees [D.I. 11994] (the “Motion”) with the United States Bankruptcy Court for the District of Delaware (the “Court”). As further described in the Motion, Grant Thornton moved the Court to compel the Trust to pay Grant Thornton a contingency fee alleged to be due under the terms of a June 4, 2009 engagement letter between Grant Thornton and Washington Mutual, Inc. and subsidiaries, as approved by the Court by order [D.I. 1199] dated June 22, 2009. Grant Thornton alleges that the contingency fee at issue is in an amount of up to $5 million and it also has sought additional relief, including the payment of interest, attorneys’ fees and costs.

The Trust is vigorously disputing the Motion and the allegation that it is responsible for payment of the contingency fee and other amounts sought by Grant Thornton under the Motion. On May 13, 2015, the Trust filed its Response of WMI Liquidating Trust to the Motion of Grant Thornton for an Order to Show Cause why Sanctions Should not be Imposed Against Washington Mutual Liquidating Trust for Failure to Comply with the Court’s Final Fee Order [Docket No. 10476] by Failing and Refusing to Pay Approved Professional Fees [D.I. 12008] (the “Response”). As set forth more fully in the Response, the Trust denies (among other things) that Grant Thornton is entitled to payment of a contingency fee or the payment of a fee in the amount sought by Grant Thornton, and opposes Grant Thornton’s requests for the payment of interest, attorneys’ fees and costs.

The Court held an initial hearing on the Motion on May 21, 2015 wherein the Court determined that the engagement letter was unambiguous on its terms and stated that a further hearing would be required to consider whether entry into such letter was “improvident”. The parties thereafter have been engaged in discovery. The production of documents was substantially completed by December 4, 2015, and the parties currently are deposing fact witnesses. While no fact or other discovery deadline has been set by the Court, the Trust anticipates that discovery will conclude within the next several months. Thereafter, the parties may make additional pre-trial or related filings with the Court. While the Court has not yet scheduled a date for the final hearing on the Motion, the Trust anticipates that the Court will conduct a further hearing on the Motion prior to the end of 2016.

(b)	Material Legal Proceedings Terminated during 2015

The material legal proceedings that were terminated during 2015 and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

Investigations

The Litigation Subcommittee, through its professionals, investigated potential claims against both pre- and post-petition advisors, including investment banking advisors, law firms, WMI’s former public accounting firm and claims against certain financial institutions. Claims investigated by the Litigation Subcommittee have encompassed breach of contract claims; breach of fiduciary duty claims; professional malpractice claims; and business tort claims, including potential antitrust claims. In connection with these investigations, the Litigation Subcommittee assessed not only the claims themselves, but also potential defenses that could be interposed by potential defendants; likelihood of success on the merits; and the cost and expenses of litigating such claims (particularly in light of the Trust’s limited resources). As previously discussed, having taken all of these issues into account the Litigation Subcommittee has determined not to assert claims against various third parties, other than those which are currently pending and being litigated. And as previously discussed, the Litigation Subcommittee has released all remaining funds in the Litigation Reserve and no further expenses are expected to be incurred with respect to these matters.

Resolved Claims

A total of $25.3 million was released from the DCR during 2015 with respect to certain disputed claims against the Debtors that were allowed or disallowed, which amount was offset by $626,000 that was retained by the DCR as further reduction of the LTI balance held on behalf of holders of disputed claims. Releases from the DCR during 2015 were attributable primarily the release of assets held in reserve on account of claims asserted by former directors and officers, with such claims having been resolved as a result of the D&O Settlement Agreement and related RSA (as defined below).

Directors & Officers Claims and the Insurance Coverage Action

On October 14, 2014, the Trust commenced two actions against certain directors and officers of WMI and WMB, as applicable (the “D&O Defendants”): (i) one action in the King County Superior Court of the State of Washington (the “Washington D&O Litigation”) and (ii) an adversary proceeding in the Bankruptcy Court (the “D&O Adversary Proceeding” and, collectively, the “D&O Litigation”). In the Washington D&O Litigation, the Trust sought at least $500 million in damages and costs and reasonable attorneys’ fees, asserting, among other things, that the D&O Defendants breached their fiduciary duties of loyalty, care and good faith to WMI by implementing, approving or acquiescing to a transfer of $500.0 million from WMI to WMB that took place on September 10, 2008 (the “September Downstream”) and that the September Downstream was a waste of WMI’s corporate assets.

On December 1, 2014, the Trust filed a motion (the “D&O Approval Motion”) seeking Bankruptcy Court approval of a settlement agreement between the Trust, certain of the D&O Defendants, and certain insurers under WMI’s director and officer liability insurance policies for 2007-2008 and 2008-2009 (the “D&O Carriers”) resolving, among other things, the D&O Litigation (the “D&O Settlement Agreement”). The D&O Settlement Agreement provides for the affirmative recovery by the Trust from the D&O Carriers of $37.0 million and the release of reserves held on behalf of disputed claims in the aggregate amount of $25.3 million, the release of the obligation to reserve funds in an amount equal to an Allowed Subordinated Claim of $4.2 million and the release of Reorganized WMI shares from the Disputed Equity Escrow.

On December 15, 2014, four former WMI officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion. On May 26, 2015, the Trust entered into a Reserve Settlement Agreement (the “RSA”) with the Non-Settling Officers and the D&O Carriers. Pursuant to the terms of the RSA, the parties agreed, among other things, that, of the $37.0 million that had been required to be paid to the Trust pursuant to the Settlement Agreement, $3.0 million would be placed into a segregated account (the “Reserve”) to be used to reimburse the Non-Settling Officers for the reasonable fees and expenses incurred by them in defense of any action or investigation commenced prior to September 26, 2018 by the United States of America against one or more of the Non-Settling Officers asserting claims and causes of action under the Financial Institutional Reform, Recovery and Enforcement Act of 1989. Unless released sooner in accordance with the terms of the RSA, if no such action or investigation is commenced prior to each of September 25, 2015, September 26, 2016, September 26, 2017 or September 26, 2018, then $500,000 of the Reserve will be released to the Trust within three business days of each such date.

In June 2015, the Trust received $37.0 million from the D&O Carriers. The Trust retained $26.3 million and distributed $7.7 million, after adjustment, to Reorganized WMI, as contemplated by the Plan. Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balances reduced by a pro rata share of the $7.7 million, after adjustment, distributed to Reorganized WMI.

On July 21, 2015 the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. The Trust received the first distribution of $500,000 from the Reserve on October 1, 2015. On that date, Reorganized WMI was paid $123,000 and the Trust retained $377,000. Therefore, as of December 31, 2015, the Trust’s balance sheet reflects a receivable of $1.9 million, which represents the expected value of the Reserve that will be distributed to the Trust over time, with the remainder to be paid to Reorganized WMI under certain conditions.

In addition to the creation of the Reserve, the RSA, among other things, (i) permits the Trust to assign its rights to the Reserve to any third party, (ii) provides for mutual releases among the parties thereto, and (iii) provides for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties.

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

Trust Beneficiaries

At December 31, the number of LTIs outstanding by class is as follows:

Class	2015	2014	2013
General Unsecured Claims (Class 12)	316	324	350
PIERS Claims (Class 16)	1,085	1,085	1,085
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	305	305	305
Total	1,706	1,714	1,740

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

(in millions)	12/31/2015	12/31/2014
Total Assets	$159.4	$229.2
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$21.8	$25.5
Net assets held in reserve for disputed claims	$76.1	$107.9
Net assets available to Liquidating Trust Interests	$59.3	$92.1

(in millions)	For year ended 12/31/2015	For year ended 12/31/2014	For year ended 12/31/2013
Income	$26.9	$5.5	$30.0
Expenses	$8.9	$19.5	$28.6
Distributions to holders of Allowed Claims and LTIs	$60.2	$196.9	$48.6

LTI Information as of December 31, 2015 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$1.5	$0.89
PIERS Claims (Class 16)	$51.8	$0.89
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$13.4	$0.89
TOTAL	$66.7

LTI Information as of December 31, 2014 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$3.3	$0.73
PIERS Claims (Class 16)	$97.9	$0.73
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$25.4	$0.73
TOTAL	$126.6

LTI Information as of December 31, 2013 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$10.6	$0.69
PIERS Claims (Class 16)	$239.0	$0.71
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$46.9	$0.61
TOTAL	$296.5

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

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Update 2013-07 (“ASU 2013-07”), assets are reported at the estimated net realizable values and liabilities, including the estimated costs to be incurred during liquidation, which costs are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflects the net realizable values.

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

We believe the following to be among the most critical judgment areas in the application of our accounting policies:

Liquidation Basis of Accounting

As noted above, the liquidation basis of accounting was adopted by the Trust in executing the Plan for all periods subsequent to the Effective Date and will continue as the basis of accounting for the Trust until termination. Given the liquidating nature of the Trust, management is reporting its financial statements using liquidation basis accounting, consistent with ASU 2013-07.

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

Principles of Consolidation

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2015 was $231,000 and on December 31, 2014 was $214,000. The assets held by these subsidiaries are comprised of cash and cash equivalents in all periods. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when their liquidation is finalized.

The accompanying consolidated financial statements include the accounts of the Trust and all of its subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

Global Settlement Agreement Receivable

The $51.3 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2015 represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. The Trust estimates its portion of the net tax refunds ranges from $30.0 million to $80.0 million. Management used the services of an independent valuation firm to assist in its estimate for the fair market value of $51.3 million for the receivable at December 31, 2015 and 2014. Using information known or available as of December 31, 2015, an independent valuation firm evaluated the probability of success in relation to pending disputes over tax refunds. Such evaluation included an assessment of the time frame during which the Trust, if it prevails in such disputes, could receive such tax refunds. Such evaluation speaks as of December 31, 2015 only and subsequent events may result in a different conclusion regarding the value of the receivable.

Runoff Notes

The Runoff Notes, issued by Reorganized WMI, are reported at their current face value, which includes capitalized interest and accrued interest. The Trust used the services of an independent valuation firm to assist in its estimate of the fair market value of the Runoff Notes. Based on an analysis by such independent valuation firm, the outstanding face amount of the Runoff Notes is reflected on the Consolidated Trust’s Statement of Net Assets (including but not limited to the amount held in reserve pending resolution of disputed claims). The Trust believes that this amount constitutes a fair representation of their fair market values as of December 31, 2015 and 2014.

Directors & Officers Litigation Receivable

On October 14, 2014, the Trust commenced two actions against certain directors and officers of WMI and WMB, as applicable, (the “D&O Defendants”): (i) one action in the King County Superior Court of the State of Washington (the “Washington D&O Litigation”) and (ii) an adversary proceeding in the Bankruptcy Court (the “D&O Adversary Proceeding” and, collectively, the “D&O Litigations”). On December 1, 2014, the Trust filed a motion (the “D&O Approval Motion”) seeking Bankruptcy Court approval of a settlement agreement between the Trust, certain of the D&O Defendants, and certain insurers under WMI’s director and officer liability insurance policies for 2007-2008 and 2008-2009 (the “D&O Carriers”) resolving, among other things, the D&O Litigations (the “D&O Settlement Agreement”). The D&O Settlement Agreement provided for the affirmative recovery by the Trust from the D&O Carriers of approximately $37.0 million and the release of reserves held on behalf of disputed claims in the aggregate amount of approximately $25.3 million, the release of the obligation to reserve funds in an amount equal to an Allowed Claim of $4.2 million and the release of 1.4 million Reorganized WMI shares from the Disputed Equity Escrow.

On December 15, 2014, four former officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion. On May 26, 2015, the Trust entered into a Reserve Settlement Agreement (the “RSA”) with the Non-Settling Officers and the D&O Carriers. Pursuant to the terms of the RSA, the parties agreed, among other things, that, of the $37.0 million that had been required to be paid to the Trust pursuant to the Settlement Agreement, $3.0 million would be placed into a segregated account (the “Reserve”) to be used to reimburse the Non-Settling Officers for the reasonable fees and expenses incurred by them in the defense of any action or investigation commenced prior to September 26, 2018 by the United States of America against one or more of the Non-Settling Officers asserting claims and causes of action under the Financial Institutional Reform, Recovery and Enforcement Act of 1989. Unless released sooner in accordance with the terms of the RSA, if no such action or investigation is commenced prior to each of September 25, 2015, September 26, 2016, September 26, 2017 or September 26, 2018, then $500,000 of the Reserve will be released to the Trust within three business days of each such date.

In June 2015, the Trust received $37.0 million from the D&O Carriers. The Trust retained $26.3 million and distributed $7.7 million, after adjustment, to Reorganized WMI on June 23, 2015, as contemplated by the Plan. Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance reduced by a pro rata share of the $7.7 million, after adjustment, distributed to Reorganized WMI.

On July 21, 2015 the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. The Trust received the first distribution of $500,000 from the Reserve on October 1, 2015. On that date, Reorganized WMI was paid $123,000 and the Trust retained $377,000. Therefore, as of December 31, 2015, the Trust’s balance sheet reflects a receivable of $1.9 million, which represents the expected value of the Reserve that will be distributed to the Trust over time, with the remainder to be paid to Reorganized WMI under certain conditions.

In addition to the creation of the Reserve, the RSA, among other things, (i) permits the Trust to assign its rights to the Reserve to any third party, (ii) provides for mutual releases among the parties thereto, and (iii) provides for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties. In 2015, the LTI balances of LTI holders who made the election described above were reduced by $7.7 million.

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed claims, on account of which the Trust holds $76.1 million of net assets in reserve at December 31, 2015;

•	pursuing the tax refunds and litigation underlying the Trust’s portion of the net tax refunds to be received in accordance with the Global Settlement Agreement, which receivable has an estimated value of $51.3 million at December 31, 2015;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Bankruptcy Court, and internal reporting to the TAB.

Annually, the Trust prepares a budget for the remaining life of the Trust based on an assessment of the Trust’s activities. The Trust recorded a liability of $21.8 million at December 31, 2015 and $25.5 million at December 31, 2014. On January 23, 2015, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term to March 19, 2018 and expected costs to operate during the term, as extended, are included in the recorded liability as of December 31, 2015. The Trust currently estimates aggregate costs from the Effective Date through the end of the Trust on or before March 19, 2018 to be $96.9 million.

The Trust does not have predictable revenue-generating operations. Therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things, litigating Employee Claims to final resolution, as of December 31, 2015, the Trust withheld $4.7 million from funds otherwise available for distribution. After giving effect to this additional “hold-back”, total funds available for operating purposes totals $26.5 million.

At the Effective Date, the Trust established a reserve of $20 million to pursue Recovery Claims. The Trust did not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation. Cumulative-to-date, $5.9 million has been incurred and paid to professionals representing the Trust in connection with litigations and claims. No further costs or expenses for litigating affirmative claims are anticipated during the remainder of the Trust’s expected life and no funds remain in the Litigation Reserve. Based on the foregoing, the Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise as determined by the TAB.

Cash Held for Holders of Allowed Claims

Prior to year end, the Trust performed a final reconciliation of the amount received from litigation proceeds and the amount distributed to Reorganized WMI on behalf of LTI holders who elected to receive common stock in Reorganized WMI to settle their claims. It was determined that excess funds had been remitted to Reorganized WMI. Therefore, the Trust collected $594,000 from Reorganized WMI to be distributed to LTI holders who made the common stock election. As of December 31, 2015, $594,000 is recorded as Restricted Cash and a corresponding liability was recorded in Cash Held for Holders of Allowed Claims. Such funds were distributed to LTI holders who made the election, in February 2016, to supplement the distribution that was made on or about August 1, 2015.

As of December 31, 2014, the Trust reflected a liability of $1.2 million of cash held for holders of certain Allowed Claims against the Debtors. The balance was cash held for certain non-adjudicated claims against potential D&O litigation. The amounts held were paid in 2015.

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

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed. The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2015. If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, increase the net assets available to the holders of Liquidating Trust Interests.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

As of December 31, the Trust’s Net Assets in Liquidation, were as follows:

Net Assets in Liquidation (in millions)	2015	2014
Liquidating Trust	$59.3	$92.1
Disputed Claims Reserve	$76.1	$107.9
Total Net Assets in Liquidation	$135.4	$200.0

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts, money-market accounts or invested in U.S. Treasury bills, U.S. Treasury Notes or U.S. Agency Bonds.

Unrestricted Cash

The Trust held $28.2 million in unrestricted cash and cash equivalents as of December 31, 2015, and $36.8 million of unrestricted cash and cash equivalents as of December 31, 2014. These amounts are principally used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims.

Restricted Cash

As of December 31, the Trust held restricted cash and equivalents for the purposes described below:

Category (in millions)	2015	2014
Cash held in reserve for litigation costs	$0.0	$2.7
Cash held in reserve for disputed claims	$75.9	$107.5
Other restricted cash	$0.6	$1.2
Total Restricted Cash	$76.5	$111.4

Cash held in reserve for litigation costs: On December 31, 2015, the Trust no longer held any reserve for litigation costs. In June 2015, the Litigation Subcommittee agreed, based on the D&O Settlement, to release the remaining reserve of $2.1 million. The funds released were used to partially fund the distribution on August 1, 2015. In 2014, $2.7 million remained of the original $20.0 million that was set aside pursuant to the Plan to potentially pursue Recovery Claims. As disclosed previously, $12.0 million was released by the Litigation Subcommittee of the Trust Advisory Board in November 2013.

Cash held in reserve for disputed claims: Cash and cash equivalents held for the benefit of each holder of a disputed claim.

Other restricted cash: The Trust held restricted cash of $594,000 on December 31, 2015 related to funds collected as part of the Trust’s final reconciliation of Litigation Proceeds. Funds were distributed in February 2016. For 2014, the funds that remained were non-adjudicated claims for pending proposed litigation. The non-adjudicated claims were released in 2015 with the D&O Settlement.

Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Management’s estimate of the Trust’s share of net tax refunds at December 31, 2015 and 2014 was $51.3 million. The $51.3 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation at December 31, 2015 represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. An escrow account (the “Tax Refund Escrow”) was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement.

The Trust and the Franchise Tax Board (“FTB”) (with the concurrence of JPMC), reached an agreement in principle (the “California Tax Settlement”) in May 2014. The Bankruptcy Court approved the California Tax Settlement resulting in a payment to the Tax Refund Escrow of $223.5 million in June 2014 and a subsequent distribution to the Trust of $44.7 million, 20% of the refund in accordance with the Global Settlement Agreement. The balance of $51.3 million in the Global Settlement Agreement Receivable on the balance sheet at December 31, 2015 and 2014 represents management’s estimate of the net tax refunds remaining. Total net refunds remaining are estimated to be between $150.0 million and $400.0 million, of which the Trust would receive between $30.0 million and $80.0 million.

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

In the Court of Claims actions, the IRS and the WMI Group have reached a settlement in principle with the IRS with respect to the portion of the Court of Claims action dealing with the acceleration of recognition of certain income into the 1995 tax year. The Trust filed its motion for approval of the settlement by the Bankruptcy Court on April 23, 2014. Such motion was approved by the Bankruptcy Court on May 31, 2014. This settlement is subject to review by the U.S. Department of Justice and the Congressional Joint Committee on Taxation. If approved by all parties, the WMI Group would be entitled to a net tax refund of approximately $42.9 million plus interest and return of penalties, if any. The Trust is entitled to 20% of this refund pursuant to the GSA. On November 23, 2015, the U.S. Department of Justice completed its review of the settlement and forwarded the settlement to the Congressional Joint Committee on Taxation. The remaining Court of Claims actions are being litigated in a trial that commenced on February 16, 2016. The evidentiary portion of the trail concluded on March 4, 2016. The trial has been recessed in order for both parties to prepare and file post trial briefs. After the filing of post trial briefs, the trial is currently scheduled to conclude on October 28, 2016 when both parties present closing arguments.

In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December 2012. On February 10, 2014 the District Court issued its opinion dismissing WMI’s claim for a refund. In its ruling, the District Court held that WMI failed to carry its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to WMB) did not permanently abandon its right to operate in Missouri in 1993. On April 8, 2014, the WMI Group filed notice that it is appealing this decision to the United States Court of Appeals for the Ninth Circuit. The parties have completed briefing the matter. A hearing date has not been scheduled.

WMI also has various state income tax refund claims outstanding with two states, including the potential California refund discussed below, which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. The State of Illinois proposed offsets to the claimed refund amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. In January 2016, the Trust and the State of Illinois executed a settlement agreement resolving all outstanding issues in dispute. This resolution results in a net refund of approximately $ 6.2 million plus interest, to be paid to the Tax Refund Escrow account. The Trust’s portion of this refund under the GSA is approximately $1.2 million plus interest, before interest.

There remains approximately $34 million of potential refunds due to the WMI Group (of which the Trust would receive 20%) from California relating to tax years of HF Ahmanson and Subsidiaries, a predecessor group of corporations. The final amount of the refund and the timing of payment are dependent on the outcome of the Trust’s current litigation with the IRS in the Court of Claims action seeking refunds relating to the IRS acceleration of the recognition of income into 1995, an issue which has been settled subject to review by the Congressional Joint Committee on Taxation as discussed above. If the settlement is approved or if the Trust prevails in the litigation with the IRS on this matter, the Trust will receive approximately $6.8 million, in accordance with the tax refund allocations set forth in the GSA. If the settlement is not approved and the IRS prevails in this litigation, the Trust should receive approximately $2.0 million to $2.4 million.

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

Interest earned on Runoff Notes was comprised of (in millions):

Category	2015	2014	2013
Cash interest	$0.06	$1.5	$9.6
Capitalized interest	$0.02	$1.9	$5.5
Interest distributed with Runoff Notes on May 1, 2014	-	$2.3	-
Change in interest receivable as of December 31	-	($1.0)	$(0.3)
Total interest income on Runoff Notes	$0.08	$4.7	$14.8

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

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties.

In June 2015, the Trust received $37.0 million from the D&O Carriers. The Trust retained $26.3 million and distributed $7.7 million, after adjustment, to Reorganized WMI in June 2015, as contemplated by the Plan. Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance reduced by a pro rata share of the $7.7 million, after adjustment, distributed to Reorganized WMI.

As previously disclosed, on July 21, 2015 the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. The Trust received the first distribution of $500,000 from the Reserve on October 1, 2015. On that date, Reorganized WMI was paid $123,000 and the Trust retained $377,000. Therefore, as of December 31, 2015, the Trust’s balance sheet reflects $1.9 million, which represents the expected value of the Reserve that will be distributed to the Trust over time, with the remainder to be paid to Reorganized WMI under certain conditions.

Other Assets

As of December 31, 2015 and 2014, the Trust held approximately $1 million of other assets primarily comprised of retainers paid to professionals and other prepaid expenses.

Liabilities

Cash Held for Allowed Claimants

As of December 31, 2015, the Trust held $594,000 in Cash for Allowed Claimants related to the final reconciliation of Litigation Proceeds. These funds were distributed in February 2016. During 2015, all remaining funds held for allowed claims were released principally related to agreements made as part of the D&O Settlement.

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the life of the Trust. As of December 31, 2015, the Trust estimated total operating costs to operate through the end of the Trust is $21.8 million, largely due to the continued efforts required to litigate the Employee Claims and collect outstanding net tax refunds. Given the inherently uncertain nature of estimates, actual costs related to the liquidation are likely to differ from current estimates.

Accrued Liabilities

As of December 31, 2015, the Trust had other accrued liabilities of $1.5 million. As of December 31, 2014, the Trust had accounts payable and other accrued liabilities of $2.5 million. Other accrued liabilities at each date were primarily comprised of unpaid professional fees.

Net Assets in Liquidation

As of December 31, 2015, the Trust’s net assets in liquidation totaled $135.4 million. Of this total, $76.1 million represents net assets specifically held for the benefit of disputed claims, and $59.3 million represents net assets available to all LTI holders. Net asset values are based on the Trust’s estimates of net realizable value of its assets and estimated settlement value of its liabilities.

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

The net assets available to all LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement. As of December 31, 2015 and 2014, the outstanding LTI holdings, including post-petition interest, are as follows (in millions):

December 31, 2015 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$0.8	$0.7	$1.5
PIERS (Class 16)	$51.8	$0.0	$51.8
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$13.4	$0.0	$13.4
LTI balances	$66.0	$0.7	$66.7

December 31, 2014 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$1.4	$1.9	$3.3
PIERS (Class 16)	$97.9	$0.0	$97.9
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$25.4	$0.0	$25.4
LTI balances	$124.7	$1.9	$126.6

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

Remaining Aggregate Distribution (as of December 31, 2015)	Distribution Description	LTI Distribution Recipient
Up to $66,668,868	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Remaining post-Petition Interest Claims – Senior Floating	20.20%
		General Unsecured Claims	2.10%
		PIERS CUSIPs	77.70%

Remaining Aggregate Distribution (as of December 31, 2014)	Distribution Description	LTI Distribution Recipient
Up to $126,576,792	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Senior Notes – Remaining post-Petition Claims	20.06%
		General Unsecured Claims	2.59%
		PIERS CUSIPs	77.35%

Remaining Aggregate Distribution (as of December 31, 2014)	Distribution Description	LTI Distribution Recipient
Up to $59,584,261	Tranche 4a – Until Debtors begin to pay actual post-Petition Date interest as opposed to by reason of contractual subordination	General Unsecured Claims	3.57%
		PIERS CUSIPs	96.43%
$59,584,262 – $296,506,244	Tranche 4b – Until LTI holders of remaining post-Petition Date Interest Claim, PIERS and General Unsecured Claims are paid in full	Senior Notes – Remaining post- Petition Claims	19.80%
		General Unsecured Claims	3.57%
		PIERS CUSIPs	76.63%

The charts above include disputed claims in the General Unsecured Claims as if they were allowed by the Bankruptcy Court.

Assuming that all disputed claims were to become “Allowed Claims”, then $76.1 million of estimated net assets would have been available to LTI holders on December 31, 2015 and $92.1 million of estimated net assets would have been available to LTI holders on December 31, 2014. The table below sets forth the amounts by which estimated net assets would have been allocated across various class claimants per each outstanding LTI dollar held by such claimants (as a class):

Claim	2015 – Estimated net asset value per outstanding LTI dollar	2014 – Estimated net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$0.89	$0.73
PIERS Claims (Class 16)	$0.89	$0.73
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$0.89	$0.73

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information).

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2015 and 2014, does not necessarily reflect the actual amount of distributions that an LTI holder will receive. The actual cash distribution will depend on many variables, including but not limited to:

•	continued Post-Petition Date interest and the contractual subordination arrangements between classes pursuant to the Plan;

•	the collection of Litigation Proceeds, if any, as defined in the Plan;

•	the variability in the assumptions used in estimating the value of assets and liabilities; and

•	the actual amount spent on operating expenses and pursuing Recovery Claims.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to statement of changes in net assets.

Changes in Net Assets

The Trust’s net assets decreased by $64.6 million during 2015. The decrease was primarily a result of the distribution to LTI holders of $52.9 million, a distribution to Allowed Claimants of $7.3 million in August 2015 and operating expenses of $8.5 million offset by the addition of $4.8 million to the Operating Reserve.

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

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Based on the status of the Trust’s activities as of December, 31, 2015, the Trust estimated total expenses during the remaining life of the Trust to be $21.8 million.

The Trust’s unrestricted cash balance as of December 31, 2015 was $28.2 million, which balance exceeds the Trust’s current liabilities as of December 31, 2015, including the estimated expenses to be incurred during the remaining term of the Trust up to March 19, 2018.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2015 or 2014. The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Bankruptcy Court of disputed equity interests. A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent. As of December 31, 2015, there were approximately 1.5 million shares in the Disputed Equity Escrow and no cash. On December 23, 2014, the Bankruptcy Court approved a settlement of certain Disputed Claims that would allow a distribution from the Disputed Equity Escrow. Based on the D&O Settlement Agreement, approximately 1.4 million shares of Reorganized WMI common stock were redistributed from the Disputed Equity Escrow on August 1, 2015. As of December 31, 2014 and 2013, there were 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. This is a decrease of 1.4 million shares that were distributed on May 1, 2013 based on a stipulation with certain underwriters as discussed previously. As of December 31, 2012, there were 4.3 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries. Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Costs incurred cumulative-to-date total $7,500.

Contractual Obligations and Commitments as of December 31, 2015

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$35,730	$35,730	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$35,730	$35,730	$0	$0	$0

Our contractual obligations and commitments as of December 31, 2015 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104 as discussed in Item 2.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust is exposed to interest rate risk through its portfolio of cash and cash equivalents. The Trust does not hedge interest rate risk.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page 36.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2015, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Except as noted below, the current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 51, was selected by the Creditors’ Committee and approved by the Equity Committee. Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings. Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI). Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500 million under management. Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis. Mr. Cantor currently serves on the boards of directors of Coventry First LLC, White Forest Resources, Medical Card System, Inc. and Millenium Health Trust Advisory Board. Mr. Cantor was previously a director at Physio Therapy Holding, Inc. and Hovensa LLC. Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 62, was selected by the Creditors’ Committee. Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999. Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services. Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc. Mr. Kastenbaum has served on the boards of directors of several public companies. He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 73, was selected by the Creditors’ Committee. Mr. Kirschner is a consultant specializing in corporate restructuring matters. He is currently a Senior Managing Director of Goldin Associates, a financial advisory firm in New York City. He is also currently the Trustee for the Refco Inc. Litigation Trust and Private Action Trust, Tribune Litigation Trust and Millennium Health Litigation Trusts. He is also Plan Administrator for RCM, the unregulated securities broker, and largest unit, of the Refco companies. From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM. From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process. As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters. From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 60, is the WF Member. Mr. Korsman is a Vice President of Wells Fargo, a position he has held since joining the bank in 2002. He served as the WF representative on the unsecured creditors’ committee during WMI’s chapter 11 case. Mr. Korsman has over 30 years of corporate trust, management and law experience. He holds a B.A. in economics, a Juris Doctorate from Hamline University School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

Joe McInnis, age 40, was appointed by the TPS Funds to replace Mr. Martin on October 26, 2015. Mr. McInnis is the President of Aloi Investment Corp. Mr. McInnis was previously a Managing Director at Greywolf Capital Management L.P. from 2004 through January 2015.

The Honorable Douglas Southard (ret.), age 67, was selected by the Equity Committee. Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011. Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses. During his time as a prosecutor, Judge Southard was involved in over 100 jury trials. Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 45, was selected by the Equity Committee. Mr. Willingham is the principal and founder of Willingham Services, a director of the Board of Directors of Reorganized WMI, and is the Chairman of Reorganized WMI’s Audit Committee. For the last fourteen (14) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

Paul A. Martin, age 40, resigned as a member of the TAB on October 26, 2015. Mr. Martin was appointed by the TPS Funds to replace Mr. McInnis when Mr. McInnis resigned from the Tab in October 2014. The decision of Mr. Martin to resign was not the result of any disagreement with others members of the TAB, the Litigation Subcommittee, the Liquidating Trustee or Trust Professionals. Mr. McInnis rejoined the TAB in October 2015 as Mr. Martin’s replacement.

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

Litigation Subcommittee

The Trust Agreement also provided for the establishment of the Litigation Subcommittee, which committee was responsible for overseeing the defense and prosecution of certain claims and whose members are a subset of the TAB. The Litigation Subcommittee of the TAB have been suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB.

Executive Officers and Significant Employees

In addition to the foregoing, the Trust had the following executive officers and significant employees as of March 31, 2016:

William C. Kosturos	Liquidating Trustee
John Maciel (Trust Professional)	Executive Vice President and Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel and Secretary
Doreen Logan	Executive Vice President, Controller and Assistant Treasurer

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Bankruptcy Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above. Mr. Kosturos, age 54, was appointed as the Liquidating Trustee on March 6, 2012. Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of WMI Investment Corp. Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”). Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008. Previously, from February 2003 to June 2005, he served as Interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 49, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M, a management consulting firm specializing in advisory and business consulting services for companies in transition. The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference. Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI. From 2005 to 2013, Mr. Maciel was a Senior Director at A&M; Mr. Maciel became a Managing Director in 2013. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance. Mr. Maciel is a Certified Public Accountant (inactive) licensed in the State of California.

Mr. Smith, age 46, became an employee and officer of the Trust on the Effective Date. Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI. From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as First Vice President, Assistant General Counsel and Team Lead-Corporate Finance for part of that time. In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the FDIC, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008. Since the Effective Date, Mr. Smith has also served as an officer of Reorganized WMI, and currently serves as an Executive Vice President, Chief Legal Officer and Secretary of Reorganized WMI.

Ms. Logan, age 55, has served as an Executive Vice President and the Controller and Assistant Treasurer of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case. From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008. Since the Effective Date, Ms. Logan has also served as the Interim Controller and holds the title of Executive Vice President of Reorganized WMI. Ms. Logan is a Certified Public Accountant licensed in the State of California.

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

Item 11. Executive Compensation.

Resident Trustee

Delaware Trust Company (formerly known as CSC Trust Company of Delaware), in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services. The Resident Trustee was paid $3,000 for 2015 and $2,500 for 2014, in the aggregate, for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis, in arrears. In 2015, 2014 and 2013, the total base compensation that each member of the TAB was paid was $40,000. In addition, each member of the TAB is entitled to receive additional annual incentive compensation not to exceed $50,000 based on distributions during the annual period ending on March 19 (the “Bonus Period”). Each TAB member who served during the entire Bonus Period received incentive compensation of $7,059, $10,390, and $5,792 for the Bonus Periods ending March 19, 2016, 2015 and 2014, respectively. TAB members that served for a portion of the Bonus Period received lesser amounts. Total aggregate incentive compensation paid to TAB members was $49,414, $72,729, and $46,320 for the Bonus Periods ending March 19, 2016, 2015 and 2014, respectively.

In addition to the annual base compensation received by each member of the TAB, each member of the Litigation Subcommittee was paid an additional amount of $10,000 per annum, which amount was paid in 12 equal installments on a monthly basis in arrears. Each TAB member who served on the Litigation Subcommittee during the entire year received $10, 000, each for 2015, 2014 and 2013, respectively. TAB members who served on the Litigation Subcommittee for a portion of the year received a pro-rated amount. The Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB. No further fees for the Litigation Subcommittee will be paid unless and until the subcommittee is reestablished.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, is paid a monthly fee of $25,000. . For 2015, the compensation paid on account of the Liquidating Trustee’s services totaled $300,000. For both 2014 and 2013, compensation paid for Mr. Kosturos’ services was $180,000 for each year.

John Maciel

The Trust pays A&M on an hourly basis in accordance with an engagement letter entered into between the Trust and A&M. The applicable rate is subject to adjustment annually at such time as A&M adjusts its rates generally. The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to such engagement letter. Mr. Maciel’s current hourly rate is $780.00. For 2015, 2014, and 2013, the Trust paid A&M $496,335, $1,333,142, and $1,244,283, respectively, for Mr. Maciel’s services rendered to the Trust for the applicable period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012. The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking. Mr. Smith’s current base salary is $484,610. In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2015, 2014, and 2013, Mr. Smith was paid $786,048, $759,436, and $438,839, respectively, for services rendered to the Trust for the applicable period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012. The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy. Ms. Logan’s current base salary is $242,305. In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2015, 2014, and 2013, Ms. Logan was paid $460,305, $444,831, and $218,307, respectively, for services, rendered to the Trust for the applicable period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”). Pursuant to the TSA, each party agreed to make available to the other certain services and employees. On December 11, 2014, the parties entered into an amendment to the TSA which amended certain provisions of the original agreement, including increasing the hourly rates at which the Trust is reimbursed for services provided to Reorganized WMI. Pursuant to the TSA, the Trust previously provided Reorganized WMI with office space for its employees and other basic infrastructural and support services to facilitate Reorganized WMI’s operations. In June 2015, each of the Trust and Reorganized WMI moved into new office space and Reorganized WMI now pays for its office space directly. Pursuant to the TSA, in addition to the per hour charge per employee, Reorganized WMI pays the Trust a monthly overhead charge of approximately $4,600 related to general support services, technology services and the use of supplies and equipment. Reorganized WMI paid the Trust $835,600 for services under the TSA in 2015, $605,000 for services under the TSA in 2014, and $457,000 for services provided in 2013. The TSA and its amendments were filed with the SEC.

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

In June 2015, the Trust received $37.0 million from the D&O Carriers. The Trust retained $26.3 million and distributed $7.7 million, after adjustment, to Reorganized WMI in June 2015, as contemplated by the Plan. Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance reduced by a pro rata share of the $7.7 million, after adjustment, distributed to Reorganized WMI.

Disputed Equity Escrow

As of December 31, 2015, a total of 1.5 million shares of Reorganized WMI common stock and no cash was held in the Disputed Equity Escrow established pursuant to the Plan. On December 23, 2014, the Bankruptcy Court approved a settlement of certain Disputed Claims that would allow a distribution from the Disputed Equity Escrow. Based on the D&O Settlement Agreement, approximately 1.4 million shares of Reorganized WMI common stock were redistributed from the Disputed Equity Escrow on August 1, 2015.

As of December 31, 2014, a total of 2.9 million shares of Reorganized WMI common stock and no cash were held in the Disputed Equity Escrow established pursuant to the Plan. Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A). The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 cases and the administration of the escrow account. Cost incurred cumulative-to-date total $7,500.

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

Mr. Willingham

In addition to his role as a member of the TAB and the Litigation Subcommittee, Mr. Willingham is a director of Reorganized WMI and beneficially owns 422,000 shares of common stock of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Audit Committee and is a member of Reorganized WMI’s Compensation and Corporate Strategy and Development Committees. Mr. Willingham is also a member of the Board of Directors of WMMRC.

Mr. Smith

In addition to his role as an employee, Executive Vice President, General Counsel and Secretary of the Trust, Mr. Smith is, among other things, an Executive Vice President, Chief Legal Officer and Secretary of Reorganized WMI. Mr. Smith is also a member of the Board of Directors of WMMRC. From the Emergence Date until May 2015, Mr. Smith served as Reorganized WMI’s Interim Chief Executive Officer. Furthermore, as noted above, Reorganized WMI and the Trust are parties to the TSA, pursuant to which the Trust has agreed to make available to Reorganized WMI certain services and employees as described therein. Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Mr. Smith’s services as an executive of Reorganized WMI.

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

WMI LIQUIDATING TRUST (Registrant)

Date: March 31, 2016	/s/ William C. Kosturos
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

Date: March 31, 2016	/s/ William C. Kosturos
William C. Kosturos
Liquidating Trustee (Principal Executive Officer)

Date: March 31, 2016	/s/ John Maciel
John Maciel
Chief Financial Officer (Principal Accounting Officer)

Date: March 31, 2016	/s/ Arnold Kastenbaum
Arnold Kastenbaum
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Marc S. Kirschner
Marc S. Kirschner
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Michael Willingham
Michael Willingham
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Douglas Southard
Hon. Douglas Southard
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Joe McInnis
Joe McInnis
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Matthew Cantor
Matthew Cantor
Member of the Trust Advisory Board

Date: March 31, 2016	/s/ Thomas Korsman
Thomas Korsman
Member of the Trust Advisory Board

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	As of December 31, 2015	As of December 31, 2014
Assets:
Cash and cash equivalents	$28,188	$36,750

Restricted Cash
Cash held in reserve for litigation costs	-	2,750
Cash held in reserve for disputed claims	75,895	107,468
Other restricted cash	594	1,161

Total restricted cash	$76,489	$111,379

Receivable, per Global Settlement Agreement	51,300	51,300
Runoff notes	250	212
Runoff notes held in reserve for disputed claims	224	466
Directors and officers litigation receivable	1,889	27,944
Other assets	1,032	1,157

Total assets	$159,372	$229,208

Liabilities:
Cash held for allowed claimants	594	1,161
Estimated costs to be incurred during liquidation	21,832	25,487
Other accrued liabilities	1,520	2,518
Accrued liabilities related to reserve for disputed claims	3	4

Total liabilities	$23,949	$29,170

Net assets in liquidation:
Net assets held in reserve for disputed claims	76,117	107,931
Net assets available to Liquidating Trust Interests	59,306	92,107

Total net assets	$135,423	$200,038

Total liabilities and net assets	$159,372	$229,208

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Net assets, beginning:	$200,038	$379,655	$425,617

Income
Interest / Investment income	223	4,727	14.932
Litigation Proceeds	26,649	-
Recovery of pre-effective expense	(17)	-	15,012
Other income	33	782	8

Total income	$26,888	$5,509	$29,952

Expenses
Professional fees & services	6,926	16,837	25,976
Other operating expenses	1,960	2,661	2,659

Total operating expenses	$8,886	$19,498	$28,635

Changes in market value
Directors & Officers litigation receivable	(26,055)	27,944	-

Total changes in market value	$(26,055)	$27,944	-

Other items
Change in estimated costs to be incurred during liquidation	3,655	3,354	1,286
Distributions to LTI holders – cash	(52,937)	(77,243)	(44,479)
Distributions to LTI holders – runoff notes	-	(106,628)	-
Distributions to holders of Allowed Claims	(7,280)	(13,055)	(4,086)

Total changes in Net Assets	$(64,615)	$(179,617)	$(45,962)

Net assets, ending	$135,423	$200,038	$379,655

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

The Liquidating Trust Assets consisted of all of the assets of the Debtors as of the Effective Date, other than:

•	assets distributed to JPMorgan Chase Bank National Association (“JPMC”) pursuant to that certain Second Amended and Restated Settlement Agreement, dated as of February 7, 2011, by and among the Debtors, the Federal Deposit Insurance Corporation, JPMC, and the other parties thereto (the “Global Settlement Agreement”);

•	WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of WMIH Corp. (formerly known as Washington Mutual, Inc. and referred to herein as “Reorganized WMI”), and (iii) Washington Mutual Bank (“WMB”) (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

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

The Trust had an initial term of three (3) years through March 19, 2015 (i.e., the third anniversary of the Effective Date), subject to extension for up to three (3) additional years (subject to certain limited exceptions) with the approval of the Bankruptcy Court. On January 23, 2015, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term up to March 19, 2018.

LTIs are non-certificated and non-transferable other than by will, intestate succession or operation of law.

Unless stated otherwise, any financial information contained in these notes uses approximate dollar amounts due to rounding.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Update 2013-07, assets are reported at the estimated net realizable values and liabilities, including the estimated costs to be incurred during liquidation, which costs are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the net realizable values. In some cases, due to the inability to assess the net realizable value of an asset, it was deemed to have a value of $0. When a net realizable value can be established, such as a legal settlement, any changes to the market value will be reflected in the Statement of Changes in Net Assets in Liquidation.

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

Cash and Cash Equivalents

As of December 31, 2015 and 2014, the Trust held $28.2 million and $36.8 million, respectively, of unrestricted cash and cash equivalents. This amount is principally to be used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets, excluding expenses associated with pursuing Recovery Claims. The cash is held in demand deposit accounts, money market accounts or invested in U.S. Government securities.

Restricted Cash

All restricted cash is either held in demand deposit accounts, money market accounts or invested in U.S. Government securities. As of December 31, 2015 and 2014, the Trust held $76.5 million and $111.4 million, respectively, of restricted cash and cash equivalents for the purposes described below:

Cash Held in Reserve for Litigation Costs

The Plan required that the Trust set aside $20.0 million as of the Effective Date to potentially pursue Recovery Claims. As of December 31, 2015, the Trust no longer held any funds in the Litigation Reserve. During 2015, all funds held in the Litigation Reserve were released to be general assets of the Trust and fund distributions to LTIs. No further costs or expenses for litigating affirmative claims are anticipated during the remainder of the Trust’s expected life and no funds remain in the Litigation Reserve.

As of December 31, 2014, the Trust held $2.7 million set aside to pursue Recovery Claims.

Cash Held in Reserve for Disputed Claims

From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date or as amended or reinstated after the Effective Date (the “Disputed Claims Reserve” or “DCR”). As of December 31, 2015 and 2014, the Trust held $75.9 million and $107.5 million, respectively, of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash

As of December 31, 2015 and 2014, the Trust held other restricted cash and equivalents of $594,000 and $1.2 million, respectively. As of December 31, 2015, the balance of restricted cash was held for specific claimants that made the common stock election on the Effective Date. As of December 31, 2014, the majority of restricted cash was for certain non-adjudicated claims pending potential litigation.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk – Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the FDIC limits. As of December 31, 2015, the Trust held cash and cash equivalents and restricted cash of $2.4 million in excess of the FDIC insurance limits.

Financial Instruments

The financial instruments in the Trust’s net assets in liquidation as of December 31, 2015 and 2014 consisted mainly of cash and cash equivalents. As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

The Trust currently has five (5) subsidiaries, all of which have ceased operations and are in the process of being liquidated pursuant to a plan of liquidation that was adopted on October 5, 2012 (the “Subsidiary Plan of Liquidation”). The aggregate value of the subsidiaries’ assets as of December 31, 2015 was $231,000 and on December 31 2014 was $214,000 which amounts are comprised of cash and cash equivalents. Pursuant to the Subsidiary Plan of Liquidation, the subsidiaries will distribute their remaining assets to the Trust when the liquidation is finalized.

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

As of December 31, 2015, the assets held in the DCR included $75.9 million of cash, $224,000 of Runoff Notes and a pro rata share of the remaining net assets of the Trust. As of December 31, 2014, the assets held in the DCR included $107.5 million of cash, $466,000 of Runoff Notes, including interest, and a pro rata share of the remaining net assets in the Trust. Assets of the DCR will be made available to the LTI holders in accordance with the Plan as and when disputed claims become disallowed. The claims attributable to the funds and LTIs in the DCR are not a liability of the Trust; therefore, no estimate has been made as to the amount of claims which will ultimately be allowed and the distributions which will go to disputed claimants as opposed to current LTI holders. Rather, the financial statements report the net assets being held specifically on behalf of the disputed claimants and the net asset value available to all LTI holders.

Note 4. Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future WMI net tax refunds on a 20% / 80% basis, respectively. Total net refunds remaining are estimated to be between $150.0 million and $400.0 million, of which the Trust would receive between $30.0 million and $80.0 million. An escrow account (the “Tax Refund Escrow”) was established to accumulate net tax refunds in accordance with the terms of the Global Settlement Agreement. As of December 31, 2015 and December 31, 2014, management’s estimate of the Trust’s share of the net tax refunds, based on the work performed by an independent valuation firm, was $51.3 million.

The Trust and the Franchise Tax Board (“FTB”) (with the concurrence of JPMC), reached an agreement in principle (the “California Tax Settlement”) in May 2014. The Bankruptcy Court approved the California Tax Settlement resulting in a payment to the Tax Refund Escrow of $223.5 million in June 2014 and a subsequent distribution to the Trust of $44.7 million, 20% of the refund in accordance with the Global Settlement Agreement. The balance of $51.3 million on the balance sheet at December 31, 2015 represents management estimate of the net tax refunds remaining.

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

In the Court of Claims actions, the IRS and the WMI Group have reached a settlement in principle with the IRS with respect to the portion of the Court of Claims action dealing with the acceleration of recognition of certain income into the 1995 tax year. The Trust filed its motion for approval of the settlement by the Bankruptcy Court on April 23, 2014. Such motion was approved by the Bankruptcy Court on May 31, 2014. This settlement is subject to review by the U.S. Department of Justice and the Congressional Joint Committee on Taxation. If approved by all parties, the WMI Group would be entitled to a net tax refund of approximately $42.9 million plus interest and return of penalties, if any. The Trust is entitled to 20% of this refund pursuant to the GSA. On November 23, 2015, the U.S. Department of Justice completed its review of the settlement and forwarded the settlement to the Congressional Joint Committee on Taxation. The remaining Court of Claims actions are being litigated in a trial which commenced on February 16, 2016. The evidentiary portion of the trial concluded on March 4, 2016. The trial has been recessed in order for both parties to prepare and file post-trial briefs. After the filing of post-trial briefs, the trial is currently scheduled to conclude on October 28, 2016, when both parries present closing arguments.

In the District Court action, the court initially ruled against WMI on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit reversed the decision of the District Court and remanded the case back to the District Court to make a determination of tax basis and the corresponding amount of tax refunds. A trial to determine the amount of tax basis was held in December 2012. On February 10, 2014 the District Court issued its opinion dismissing WMI’s claim for a refund. In its ruling, the District Court held that WMI failed to carry its burden of proof as to the amount of the deduction being claimed. In addition, the District Court found that Home Savings (a predecessor bank to WMB) did not permanently abandon its right to operate in Missouri in 1993. On April 8, 2014, the WMI Group filed notice that it is appealing this decision to the United States Court of Appeals for the Ninth Circuit. The parties have completed briefing the matter. A hearing date has not yet been scheduled.

WMI also has various state income tax refund claims outstanding with two states, including the potential California refund discussed below, which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. The state of Illinois proposed offsets to claimed refund amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. In January 2016, the Trust and the State of Illinois executed a settlement agreement resolving all outstanding issues in dispute. This resolution will result in a net refund of approximately $6.2 million plus interest, to be paid to the Tax Refund Escrow account. The Trust’s portion of this refund under the GSA is approximately $1.2 million plus interest.

There remains approximately $34.0 million of potential refunds due to the WMI Group (of which the Trust would receive 20%) from California relating to tax years of HF Ahmanson and Subsidiaries, a predecessor group of corporations. The final amount of the refund and the timing of payment is dependent on the outcome of the Trust’s current litigation with the IRS in the Court of Claims action seeking refunds relating to the IRS acceleration of the recognition of income into 1995, an issue which has been settled subject to review by the Congressional Joint Committee on Taxation as discussed above. If the settlement is approved or if the Trust prevails in the litigation with the IRS on this matter, the Trust will receive approximately $6.8 million, in accordance with the tax refund allocations set forth in the GSA. If the settlement is not approved and the IRS prevails in this litigation, the Trust should receive approximately $2.0 million to $2.4 million.

Note 5. Runoff Notes

As of December 31, 2015, the Trust owned $250,000 of Second Lien Runoff Notes, including capitalized interest and accrued interest and the DCR owned $224,000 of Second Lien Runoff Notes, including capitalized interest and accrued interest. Management understands that Reorganized WMI redeemed in full the First Lien Runoff Notes during 2015.

As of December 31, 2014, the Trust owned $20,000 of First Lien Notes, including capitalized and accrued interest, and $192,000 of Second Lien Notes, including capitalized and accrued interest. These amounts do not include $44,000 of First Lien Notes and $422,000 of Second Lien Notes held in the Disputed Claims Reserve.

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

Interest earned on Runoff Notes was comprised of (in millions):

Category	2015	2014
Cash interest	$0.06	$1.5
Capitalized interest	$0.02	$1.9
Interest distributed with Runoff Notes on May 1, 2014	-	$2.3
Change in interest receivable as of December 31	-	($1.0)
Total interest income on Runoff Notes	$0.08	$4.7

Note 6. Directors & Officers Litigation Receivable

On October 14, 2014, the Trust commenced two actions against certain directors and officers of WMI and WMB, as applicable, (the “D&O Defendants”): (i) one action in the King County Superior Court of the State of Washington (the “Washington D&O Litigation”) and (ii) an adversary proceeding in the Bankruptcy Court (the “D&O Adversary Proceeding” and, collectively, the “D&O Litigations”). On December 1, 2014, the Trust filed a motion (the “D&O Approval Motion”) seeking Bankruptcy Court approval of a settlement agreement between the Trust, certain of the D&O Defendants, and certain insurers under WMI’s director and officer liability insurance policies for 2007-2008 and 2008-2009 (the “D&O Carriers”) resolving, among other things, the D&O Litigations (the “D&O Settlement Agreement”). The D&O Settlement Agreement provided for the affirmative recovery by the Trust from the D&O Carriers of approximately $37.0 million and the release of reserves held on behalf of disputed claims in the aggregate amount of approximately $25.3 million, the release of the obligation to reserve funds in an amount equal to an Allowed Claim of $4.2 million and the release of 1.4 million Reorganized WMI shares from the Disputed Equity Escrow.

On December 15, 2014, four former officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion. On May 26, 2015, the Trust entered into a Reserve Settlement Agreement (the “RSA”) with the Non-Settling Officers and the D&O Carriers. Pursuant to the terms of the RSA, the parties agreed, among other things, that, of the $37.0 million that had been required to be paid to the Trust pursuant to the Settlement Agreement, $3.0 million would be placed into a segregated account (the “Reserve”) to be used to reimburse the Non-Settling Officers for the reasonable fees and expenses incurred by them in the defense of any action or investigation commenced prior to September 26, 2018 by the United States of America against one or more of the Non-Settling Officers asserting claims and causes of action under the Financial Institutional Reform, Recovery and Enforcement Act of 1989. Unless released sooner in accordance with the terms of the RSA, if no such action or investigation is commenced prior to each of September 25, 2015, September 26, 2016, September 26, 2017 or September 26, 2018, then $500,000 of the Reserve will be released to the Trust within three business days of each such date.

In addition to the creation of the Reserve, the RSA, among other things, (i) permits the Trust to assign its rights to the Reserve to any third party, (ii) provides for mutual releases among the parties thereto, and (iii) provides for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties.

In June 2015, the Trust received $37.0 million from the D&O Carriers. The Trust retained $26.3 million and distributed $7.7 million, after adjustment, to Reorganized WMI on June 23, 2015, as contemplated by the Plan. Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance reduced by a pro rata share of the $7.7 million, after adjustment, distributed to Reorganized WMI.

On July 21, 2015 the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. The Trust received the first distribution of $500,000 from the Reserve on October 1, 2015. On that date, Reorganized WMI was paid $123,000 and the Trust retained $377,000. Therefore, as of December 31, 2015, the Trust’s balance sheet reflects $1.9 million, which represents the expected value of the Reserve that will be distributed to the Trust over time, with the remainder to be paid to Reorganized WMI under certain conditions.

In addition to the affirmative recovery of $37.0 million from the Insurers, the D&O Settlement Agreement also allowed the release of reserves held on behalf of disputed claims in the aggregate amount of $25.3 million, the release of an obligation to reserve $4.2 million for additional Allowed Subordinated Claims and the release of 1.4 million shares of Reorganized WMI common shares from the Disputed Equity Escrow (see Note 11).

Note 7. Cash Held for Allowed Claimants

As of December 31, 2014, the Trust reflected a liability of $594,000 of cash held for holders of certain Allowed Claims against the Debtors. The balance is related to the final reconciliation of Litigation Proceeds payable to specific claimants. The funds were distributed in February 2016.

As of December 31, 2014, the Trust reflected a liability of $1.2 million of cash held for holders of certain Allowed Claims against the Debtors. The balance is cash held for certain non-adjudicated claims pending potential litigation. The balance held was paid out in 2015.

Note 8. Estimated Costs to be Incurred During Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated these costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the remaining life of the Trust. Based on current conditions, management estimates total expenses for the remainder of the Trust through March 19, 2018 to be approximately $21.8 million. Therefore, management has recorded an increase of $4.8 million to the Trust’s Operating Reserve for the quarter ending December 31, 2015. As of December 31, 2015, the Trust estimates total costs from the Effective Date through the end of the Trust to be $96.9 million.

The Trust does not have predictable revenue-generating operations; therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things, litigating employee claims to final resolution, as of December 31, 2015, the Trust withheld $4.7 million from funds otherwise available for distribution.

Note 9. Recovery of Pre-Effective Date Expenses

For the period ended December 31, 2015, the Trust recorded expense of $17,000 from the Recovery of Pre-Effective composed of additional expenses for Pre-Effective class-action litigation offset by a recovery of Pre-Effective attorney fees.

For the period ended December 31, 2014, the Trust did not reflect any income or expense from the Recovery of Pre-Effective Date Expenses.

For the period ended December 31, 2013, the Trust recorded income from the Recovery of Pre-Effective Date Expenses of $15.0 million. This income was primarily related to certain funds which became an unencumbered asset of the Trust, but which were previously reserved for the benefit of holders of allowed claims who had not yet submitted required releases in accordance with the Plan. The funds, to the extent available, were included in the Trust’s distribution on May 1, 2014.

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

Distributions to LTI holders during 2015 totaled $52.9 million. Funds for distributions made during 2015 were mainly derived from proceeds from the settlement of D&O litigation and funds released from the DCR as a result of the settlement of D&O litigation (see Note 6).

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

In addition to payments to reduce LTI balances, the Trust distributed $7.3 million during 2015, $13.1 million during 2014, and $4.1 million during 2013, respectively, to claimants whose claims were deemed allowed during the applicable period.

Note 11. Disputed Equity Escrow

In addition to the DCR, the Plan provides for an escrow to be established to hold shares of Reorganized WMI for distribution based on the resolution of disputed equity interests by the Bankruptcy Court (the “Disputed Equity Escrow”). A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and are not recorded as an asset of the Trust for financial accounting purposes and are not part of the Trust for U.S. federal income tax purposes. However, the Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Costs incurred cumulative-to-date total $7,500.

As of December 31, 2015, there were approximately 1.5 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash. Based on the D&O Settlement Agreement (see Note 6), approximately 1.4 million shares of Reorganized WMI common stock were redistributed from the Disputed Equity Escrow on August 1, 2015.

As of December 31, 2014, there were 2.9 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.

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

Gain contingencies

Liquidation basis accounting requires the Trust to report the net realizable value of all of its assets. See Note 4 for a discussion of the Global Settlement Agreement Receivable.

Note 14. Subsequent Events

None.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code filed on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on December 16, 2011.

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the United States Bankruptcy Court for the District of Delaware, and as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

10.1	WMI Liquidating Trust Agreement, dated as of March 6, 2012, by and among Washington Mutual, Inc. and WMI Investment Corp., as debtors and debtors-in-possession, William C. Kosturos, as liquidating trustee, and CSC Trust Company of Delaware as the Delaware resident trustee of the WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 12, 2012, as amended by Amendment No.1 to the WMI Liquidating Trust Agreement dated as of August 1, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on August 7, 2012, and by Amendment No. 2 to the WMI Liquidating Trust Agreement dated as of January 7, 2014, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on January 13, 2014.

10.2	Engagement Letter between WMI Liquidating Trust and Alvarez & Marsal North America, LLC, dated as of March 29, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on April 4, 2012.

10.3	Transition Services Agreement, dated March 23, 2012, by and between WMIH Corp. and WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp. on March 23, 2012, as amended by Amendment No.1 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp. on September 27, 2012; and, as amended by Amendment No 2 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp on December 17, 2014.

10.4	Employment Agreement between WMI Liquidating Trust and Charles Edward Smith, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

10.5	Employment Agreement between WMI Liquidating Trust and Doreen Logan, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

31.1*	Certification of WMI Liquidating Trust’s liquidating trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the WMI Liquidating Trust’s liquidating trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Item No.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.