Form 10-K
period 2017-12-31
WMI Liquidating Trust
filed 2018-03-27
CIK 1545078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: Not applicable. Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

WMI LIQUIDATING TRUST

2017 FORM 10-K

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict. Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for 2017. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include, but are not limited to, the following:

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

The Liquidating Trust Assets consisted of all of the assets of the Debtors as of the Effective Date (for a current description of the assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein), other than:

•	assets distributed to JPMC pursuant to that certain Second Amended and Restated Settlement Agreement, dated February 7, 2011, by and among the Debtors, the FDIC, JPMC, and the other parties thereto (the “Global Settlement Agreement” or “GSA”);

•	WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of Reorganized WMI, and (iii) WMB (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

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

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust is not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three (3) years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

LTIs are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2017 and Recent Developments

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

The chart below summarizes the distributions made to LTI holders subsequent to the Initial Distribution (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
Total – 2012	$570.4	$49.8	$620.2
Total – 2013	$44.5	$1.1	$45.6
Total – 2014	$183.8	$3.5	$187.3
August 1, 2015	$52.9	$0.7	$53.6	In addition to the amount paid to LTI holders, LTIs held by creditors that made an election to receive Reorganized WMI stock, as and when stock is distributed, if ever, were reduced by a pro rata share of amounts paid to Reorganized WMI, in June 2015, based on Directors & Officers Litigation Settlement. See discussion of Directors & Officers Litigation.	July 31, 2015
Total – 2015	$52.9	$0.7	$53.6
Total – 2016	$0.0	$0.0	$0.0	No distributions to LTIs in 2016.
February 1, 2017	$18.6	$0.2	$18.8	In addition to the amount paid to LTI holders, LTIs held by creditors that made an election to receive Reorganized WMI stock, as and when stock is distributed, if ever, were reduced by a pro rata share of amounts paid to Reorganized WMI, in September 2015 and September 2016, based on Directors & Officers Litigation Settlement. See discussion of Directors & Officers Litigation.	January 30, 2017
Total – 2017	$18.6	$0.2	$18.8
Total – Cumulative	$870.2	$55.3	$925.5

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable subsequent to the Initial Distribution:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
Total – 2012		$35.2
Total – 2013		$4.1
Total – 2014		$13.1
June 30, 2015	August 1, 2015	$7.3
Total – 2015		$7.3
Total – 2016		$0.0
March 31, 2017	February 1, 2017	$3.3
Total – 2017		$3.3
Total – Cumulative		$63.0

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

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2016 tax returns on or about April 1, 2018. LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust is not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

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

The Trust Agreement also provided for a subcommittee of the TAB, the Litigation Subcommittee, to oversee prosecution of Recovery Claims and the defense of proposed settlements, abandonments or dispositions of claims asserted against the Trust (other than de minimis GUC Claims (as defined in the Plan) or claims previously asserted against the Debtors or the Debtors’ estates within Class 17A (WMB Senior Notes Claims), Class 17B (WMB Subordinated Notes Claims) and Class 18 (Subordinated Claims)). The Litigation Subcommittee was comprised of four (4) members, each of whom was entitled to receive $10,000 of additional annual base compensation for their services. The Litigation Subcommittee was suspended on January 1, 2016, but may be reestablished should the need arise, as determined by the TAB. For further information regarding the Litigation Subcommittee, please refer to Items 10 and 11 of this Form 10-K.

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

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)). As of December 31, 2017, outstanding allowed Subordinated Claims totaled $38.2 million. In addition, during the Debtor’s bankruptcy proceedings, the Bankruptcy Court ordered that certain Class 17B claims (defined in the Plan as WMB Subordinated Notes Claims) be subordinated to the level of Class 18. Such Class 17B claims remain disputed and unliquidated. The allowance of any Subordinated Claims (including WMB Subordinated Notes Claims) would affect the amount, if any, of distributions that would otherwise be available to the former holders of Equity Interests. For additional information regarding these matters, see Item 3 of this Form 10-K under “WMB Subordinated Debt Misrepresentation Claims.”

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

The Trust presents its financial statements in accordance with liquidation basis accounting, which requires the reporting entity to report its assets and liabilities based on net realizable values, or the cash the Trust expects to receive for its assets and the estimated settlement amounts for its liabilities. For purposes of the QSRs that the Trust has filed with the Bankruptcy Court and the SEC under cover of Form 8-K on a quarterly basis since the Effective Date, management has used the fair market values assigned to the Trust’s assets for federal tax reporting purposes. Valuation of assets requires management to make difficult estimates and judgments. Management uses the services of an independent valuation firm in connection with estimating the value of certain of the Trust’s assets. Estimates necessarily require assumptions, and changes in such assumptions over time could materially affect the reported results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual net cash to be received by the Trust from the actual liquidation of assets and settlement of liabilities will likely be different than reported by the Trust from time to time. Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Bankruptcy Court and the SEC under cover of Form 8-K and future annual reports filed on Form 10-K.

The amount of cash realized from monetizing the Liquidating Trust Assets could be less than projected.

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2017 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets. In the event that the net realizable value thereof is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

The Trust will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

The Bankruptcy Court entered an order in December 2017 extending the term of the Trust through March 19, 2021 (unless dissolved earlier or otherwise extended). As a result, liabilities and expenses associated with the operation and administration of the Trust, such as employee compensation, fees paid to members of the TAB, office space expenses, insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries. These expenses and liabilities will reduce the amount of Liquidating Trust Assets available for future distribution to Trust Beneficiaries. The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets. As mentioned elsewhere in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust for the period ended December 31, 2017. The Trust believes such estimates and assumptions are reasonable under the Trust’s currently existing facts and circumstances. Nevertheless, the Trust’s operational facts and circumstances are subject to change and amounts required to operate and administer the Trust could be significantly higher than estimates and assumptions made by the Trust as of December 31, 2017.

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

LTIs are not transferable or assignable except by will, intestate succession or operation of law. Accordingly, there is no liquid trading market in the LTIs. Under certain circumstances, transfers of LTIs have been permitted upon the winding up or dissolution of vehicles that previously held LTIs on behalf of such vehicles or the beneficiaries thereof. There can be no assurance that the Trust will consent to any such transfers in the future.

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

An LTI holder is taxed as if directly receiving any income, gain, deduction or loss with respect to the holder’s portion of the underlying assets of the Trust, regardless of whether a contemporaneous or commensurate cash distribution is actually made to such holder by the Trust. Accordingly, there is a significant risk that an LTI holder will be taxed without receiving cash or other property from the Trust.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Trust’s office is located at 800 Fifth Avenue, Suite 4100, Seattle, WA, 98104. The Trust occupies approximately 600 square feet pursuant to a lease with a fixed term through the end of March 2019. After that date, the lease may be extended automatically for successive periods equal to the current term but not less than 3 months until terminated by either party. Either party to the lease can terminate at will with 3 months’ notice.

Item 3. Legal Proceedings.

(a)	Material Pending Legal Proceedings

The material pending legal proceedings to which the Trust is currently a party, or in relation to which any Liquidating Trust Assets are subject, are summarized below.

Disputed Claims

As of December 31, components of the Disputed Claims Reserve were:

(in millions)	2017	2016
Net Assets in Disputed Claims Reserve	$67.5	$76.3
LTI balance in Disputed Claims Reserve	$0.4	$0.7

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

As of December 31, 2017, the DCR held $66.0 million in reserve on account of Employee Claims, with the aggregate remaining amount of those claims totaling $62.0 million after the application of the Section 502(b)(7) cap. In September 2017, we understand that Reorganized WMI fully redeemed the Second Lien Runoff Notes (as described in Part II, Item 7).

As of December 31, 2016, the DCR held $65.0 million of cash and $195,000 of Runoff Notes in reserve on account of Employee Claims, with the aggregate remaining amount of those claims totaling approximately $62.0 million after the application of the Section 502(b)(7) cap.

In accordance with the order entered by the Bankruptcy Court, on September 20, 2013, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) against the FDIC, FRB and certain employee claimants (the “Individual Defendants”) seeking certain declaratory relief regarding the applicability of the golden parachute regulations and “automatic termination” regulations to the employee related claims (the “Declaratory Judgment Action”). On November 5, 2013, the Trust filed an amended complaint (the “Amended Complaint”). Pursuant to an order of the Washington District Court, responses to the Amended Complaint were due on or before January 21, 2014 and several defendants filed motions to dismiss and/or to transfer venue of the proceeding. The Trust filed its responses to such motions on March 6, 2014. On July 3, 2014, United States District Court Judge Richard A. Jones, the then-presiding judge in the Declaratory Judgment Action, issued a decision and order granting certain defendants’ motion to transfer venue from the Washington District Court to the Bankruptcy Court (the “Decision Order”). Additionally, the Decision Order terminated all other motions pending before the Washington District Court. On July 30, 2014, the FDIC filed a motion to withdraw the reference of the Declaratory Judgment Action to the Bankruptcy Court and a motion seeking a determination of whether the Declaratory Judgment Action was core or non-core (the “FDIC Determination Motion”). On August 22, 2014, certain of the employee claimants and the Trust entered into a stipulation with the FDIC and the FRB agreeing that the reference of the Declaratory Judgment Action to the Bankruptcy Court should be withdrawn and that, upon such reference withdrawal, the FDIC’s Determination Motion should be deemed withdrawn as moot. Subsequently, and because the Washington District Court had terminated previously-filed motions without a ruling, the FDIC and the FRB each filed a motion to dismiss the Amended Complaint, for inter alia, failure to state a claim and lack of subject matter jurisdiction. Additionally, several individual Defendants also filed and/or joined two (2) separate motions to dismiss the Amended Complaint for, inter alia, failure to state a claim. The Trust opposed each of these motions to dismiss. By order of the United States District Court for the District of Delaware (the “Delaware District Order”), dated March 19, 2015, the reference to the Bankruptcy Court with respect to the Declaratory Judgment Action was withdrawn, and the action is now pending in the Delaware District Court, with United States District Court Judge Gregory M. Sleet presiding. On August 24, 2016, Judge Sleet granted in part, and denied in part, the Individual Defendants’ motions to dismiss. On October 12, 2016, Judge Sleet granted the motions to dismiss filed by the FDIC and FRB, thereby dismissing all counts the Trust brought against the FDIC and FRB in the Amended Complaint. The Judge’s order granting those dismissals was amended on October 19, 2016. The Delaware District Court granted the FDIC’s motion largely on jurisdictional grounds, concluding that judicial review of the FDIC’s regulatory actions must be brought under the APA. The Automatic Termination Regulation (“ATR”) claims were dismissed for failure to state a claim because the FDIC had not taken any action reviewable by the court concerning the ATR. The Delaware District Court’s dismissal of the Amended Complaint as to the FRB was based on the court’s conclusion that the Trust had failed to establish a waiver of sovereign immunity by the FRB.

Previously, the FDIC and FRB had directed the Trust to submit a letter request seeking a determination as to the applicability of the so-called golden parachute regulations with respect to certain benefits for which these claimants are seeking payment. As instructed, the Trust submitted a letter, dated May 30, 2013, requesting such coverage opinion from the FDIC. In response, by letter, dated July 16, 2013, the FDIC informed the Trust that such golden parachute regulations were applicable. More specifically, the FDIC’s July 16 letter notified the Trust that payments on account of such settlements (other than one de minimis settlement) are subject to such golden parachute regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. Therefore, as a result of the FDIC’s determination, thirty-two (32) claimants (representing $19 million in claims) entered into stipulations with the Trust and agreed to participate in the interagency approval process. The Trust filed the application on August 14, 2013 (the “First Application”). On the same day, the Trust also filed a second letter request with the FDIC requesting a determination as to whether such golden parachute regulations are applicable with respect to payments that would be payable to non-settling claimants (or claimants with settlements in principle who declined to finalize and execute stipulations with the Trust) if such claimants prevail on their claims before the Bankruptcy Court. On April 22, 2014 (the “April Letter”), the Trust received a response to its August 14, 2013 letter stating that all but a small number of the agreements related to the remaining non-settled claims are subject to such “golden parachute” regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. During the pendency of the First Application, of the thirty-two (32) claimants who entered into stipulations with the Trust and agreed to participate in the interagency approval process: (1) one was paid due to the de minimis amount of such settlement; (2) one withdrew his claim; (3) one claimant was added to the Application in light of a subsequent settlement; (4) upon discussion with the FDIC, one claimant was paid and consequently withdrawn from the Application; and (5) several claimants have notified the Trust of their termination of their respective stipulations. By letter, dated October 15, 2014, the FDIC denied the Application in its entirety (the “Final FDIC Determination”). On March 23, 2015, and consistent with the April Letter, determination, the Trust filed a second application (the “Second Application”) with the FDIC and the FRB requesting authorization to make payments to both the settling claimants and the non-settling claimants and a determination as to whether payment, in any amount, to any of such claims would be appropriate. By letter, dated May 1, 2015, the FDIC denied the Second Application.

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

Based on the pendency of the respective APA Actions, on November 6, 2014, the FDIC moved to stay the Declaratory Judgment Action pending resolution of the APA Action (the “Stay Motion”). While various parties supported and opposed the Stay Motion, the Delaware District Court informally stayed the Declaratory Judgment Action pending determination of the APA Actions. Such stay was lifted on May 16, 2016. Since the lifting of the informal stay, various motions have been filed and decided and certain motions remain pending. On June 28, 2016, the Trust filed a Motion for Judgment on the Pleadings seeking a determination that the Trust is a “covered company” under 12 U.S.C.§1828(k). On November 7, 2016, the Board of Governors of the FRB filed a Motion to Dismiss for lack of Subject-Matter Jurisdiction and Failure to State a Claim. On December 5, 2016, the FDIC filed a Motion for Judgment on the Pleadings. On February 15, 2017, the Delaware District Court granted the FRB’s motion, concluding that it lacked subject-matter jurisdiction over certain of the cross-claimants’ claims against the FRB. In its February 15, 2017 order, the Delaware District Court also granted the FDIC’s Motion, concluding that the claimants had no private right of action under the Declaratory Judgment Act and that the claimants had failed to pursue an APA action. On March 31, 2017, the Delaware District Court granted in part and denied in part the Trust’s Motion for Judgment on the Pleadings. Consistent with its prior rulings, in its March 31, 2017 order, the Delaware District Court held that the claimants’ counterclaims failed to plead a cognizable claim because there does not exist a private right of action under the APA and, for the same reason, the Trust is not entitled to a declaratory judgment from the Delaware District Court stating that the Trust is a “covered company”. On June 7, 2017, the Trust filed a Motion for Partial Judgment in which the Trust seeks entry of a final judgment with respect to certain claims that the Delaware District Court has resolved in its prior orders. As of June 29, 2017, the motion was fully briefed. It remains pending before the Delaware District Court. On June 21, 2017, certain claimants filed a Motion for Judgment on the Pleadings in which they seek dismissal of the Trust’s claims that are related to the ATR. As of July 12, 2017, the motion was fully briefed. It remains pending before the Delaware District Court.

The Trust and counsel to certain employee claimants have agreed to amend the existing scheduling orders in the claims reconciliation litigation on several occasions. The most recent scheduling order amendment approved by the Court, dated January 19, 2018 (the “January 19 Order”), extended the deadline for the completion of non-expert discovery related to the Employee Claims to November 7, 2018 and the deadline for the completion of expert discovery related to the Employee Claims to December 12, 2018. In addition, the January 19 Order set a trial date on the change-in-control issues raised in the Trust’s omnibus objections for February 26-28, 2019. As of the date hereof, the Trust has responded to 23 sets of requests for production of documents and 14 sets of interrogatories, has reviewed over 850,000 documents from approximately 120 custodians, and has produced more than 84,000 documents.

Avoidance Actions

Additionally, the Trust is the plaintiff in 14 filed adversary proceedings against a total of 22 former employees. These actions seek to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws. Most of the defendants are also remaining claimants against the Trust in the Employee Claims Litigation described above. Also, the Trust has entered into tolling agreements with numerous other potential defendants regarding payments made and/or obligations incurred. The filed avoidance actions are subject to a scheduling order, dated November 12, 2012, as amended ten times so far, which provides for discovery on a track parallel to that of the Employee Claims Litigation described above. The January 19 Order set a trial date on the change in control issues for February 26-28, 2019, but left undetermined the date of a trial on the avoidance actions.

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

Tax Litigation

In years prior to the Petition Date, WMI and its subsidiaries (the “WMI Group”) initiated a suit in the Washington District Court and two suits (subsequently combined into a single action) in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years. In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year which was resolved in 2016. As of December 31, 2017, only the Court of Claims actions relating to claiming deductions for the amortization and abandonments of certain intangible assets are unresolved. The Washington District Court action is finalized with the Ninth Circuit, in its opinion dated May 12, 2017, ultimately holding that WMI did have a tax basis in the assets acquired but that it failed in meeting its burden of proof as to determining the proper amount of the refund to which it was entitled.

The remaining Court of Claims action was litigated in a trial that commenced on February 16, 2016. On February 21, 2017, the Court of Claims issued its opinion in which it dismissed the case brought by the WMI Group with prejudice; as such, the WMI Group cannot amend the complaint to address any alleged deficiencies. The Court of Claims held that the WMI Group did not meet the burden of proof as to the value of the acquired intangibles and that the Court of Claims was unable to allocate the purchase price among the acquired intangibles. On April 20, 2017, the WMI Group filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Briefs were filed on November 2, 2017. The hearing date has been scheduled for May 2, 2018.

(b)	Material Legal Proceedings Terminated during 2017

The material legal proceedings that were terminated during 2017 and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

AT&T Claim Litigation

On May 13, 2009, the Bankruptcy Court entered an order approving WMI’s rejection of that certain Master Services Agreement (including each of its sixty-four amendments) (the “Master Services Agreement”), dated August 23, 2002, between WMI and AT&T Corp. (“AT&T”). Based on such rejection, on or about June 12, 2009, AT&T filed a proof of claim, on behalf of itself and its affiliates claiming rejection damages in the amount of $9.0 million. (AT&T later reduced such claim amount to $8.4 million). WMI objected to the proof of claim on May 10, 2010, arguing, among other things, that the damages sustained by AT&T were mitigated because AT&T entered into an agreement with JPMC which effectively transferred the services previously provided to WMI under the Master Services Agreement to JPMC. On August 11, 2010, AT&T filed a response to WMI’s objection, arguing, among other things, that the rejection damages claim asserted in the proof of claim is the product of a liquidated damages clause in the Master Services Agreement. AT&T argued that, given the existence of the liquidated damages clause, mitigation is inapplicable to its claim. On January 11, 2017, the Trust and AT&T executed a Settlement Agreement wherein the Trust agreed to pay AT&T $3.3 million to resolve all outstanding issues and the withdrawal of the claim. The claim was paid on February 1, 2017. In addition, the DCR released the remainder of the assets held in reserve on behalf of the disputed claim to become general assets of the Trust; the Trust received $6.3 million in cash and $23,965 of Runoff Notes.

Tax Litigation

As discussed above, the WMI Group initiated a suit in the Washington District Court claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990, 1992 and 1993 tax years. The Washington District Court action was finalized in 2017 with the Ninth Circuit ultimately holding that WMI did have a tax basis in the assets acquired but that it failed in meeting its burden of proof as to determining the proper amount of the refund to which it was entitled.

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

Trust Beneficiaries

At December 31, the number of outstanding LTIs holders by class is as follows:

Class	2017	2016	2015
General Unsecured Claims (Class 12)	313	314	316
PIERS Claims (Class 16)	1,084	1,084	1,085
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	301	305	305
Total	1,698	1,703	1,706

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions. A Trust Beneficiary who is never issued an LTI will not receive a distribution from the Trust.

Dividends

Distributions

The Trust does not pay dividends on LTIs and has not paid dividends during the term of the Trust. The foregoing notwithstanding, the Trust has made cash and asset distributions as described in Item 1 of this report and may make similar distributions of cash and assets prospectively.

Equity Compensation Plan Information

The Trust has no equity compensation plans. In keeping with the Plan, the Trust does not expect to adopt any equity compensation plans.

Item 6. Selected Financial Data.

The following selected financial data of the Trust is qualified by reference to, and should be read in conjunction with, the unaudited financial statements, related notes thereto, other financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.

(in millions)	12/31/2017	12/31/2016
Total Assets	$ 105.9	$ 140.9
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$ 18.3	$ 19.7
Net assets held in reserve for disputed claims	$ 67.5	$ 76.3
Net assets available to Liquidating Trust Interests	$ 18.9	$ 43.2

(in millions)	For year ended 12/31/2017	For year ended 12/31/2016	For year ended 12/31/2015
Income	$ 1.8	$ 1.1	$ 26.9
Expenses	$ 7.0	$ 6.8	$ 8.9
Distributions to holders of Allowed Claims and LTIs	$ 21.9	$ 0.0	$ 60.2

LTI Information as of December 31, 2017 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 1.0	$ 0.38
PIERS Claims (Class 16)	$ 38.8	$ 0.38
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.0	$ 0.38
TOTAL	$ 49.8

LTI Information as of December 31, 2016 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 1.5	$ 0.64
PIERS Claims (Class 16)	$ 52.8	$ 0.64
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 13.7	$ 0.64
TOTAL	$ 68.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets on a liquidation basis.

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

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Codification (“ASC”) Topic 205-30 (“ASC 205-30”), assets are reported at the estimated amounts the Trust expects to receive when it settles or disposes of such assets and liabilities, including the estimated costs to be incurred during liquidation, are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflects the applicable liquidation values for such assets.

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

Principles of Consolidation

Since the Effective Date, the Trust had five (5) dormant subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. The accompanying consolidated financial statements include the accounts of the Trust and operations of all its former subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. The last subsidiary, WaMu 1031 Exchange, which no longer held any assets, was dissolved on December 8, 2017.

Global Settlement Agreement Receivable

The $5.3 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2017 represents the Trust’s estimate of its portion of the net tax refunds to be received in accordance with the Global Settlement Agreement upon the resolution of certain claims, audits and litigation. The Trust estimates its portion of the net tax refunds range from $0 to $52 million. Management used the services of an independent valuation firm to assist in its estimate of the fair market value for the receivable at December 31, 2017 and 2016. Using information known or available as of December 31, 2017, an independent valuation firm evaluated the probability of success in relation to pending disputes over tax refunds. Such evaluation included an assessment of the time frame during which the Trust, if it prevails in such disputes, could receive such tax refunds. Such evaluation speaks to facts and circumstances as of December 31, 2017 only and subsequent events may result in a different conclusion regarding the value of the receivable.

Directors & Officers Litigation Receivable

The Directors & Officers Litigation Receivable results from the settlement of two actions against certain directors and officers of WMI and WMB, filed in 2014. On May 26, 2015, the Trust entered into a Reserve Settlement Agreement (the “RSA”) with certain officers (the “Non-Settling Officers”) that did not participate in the settlement of the two actions. Pursuant to the settlement, $3.0 million was placed into a segregated account (the “Reserve”) to be used to reimburse the Non-Settling Officers for the reasonable fees and expenses incurred by them in the defense of any action or investigation commenced prior to September 26, 2018 by the United States of America against one or more of the Non-Settling Officers asserting claims and causes of action under the Financial Institutional Reform, Recovery and Enforcement Act of 1989. Unless released sooner in accordance with the terms of the RSA, if no such action or investigation is commenced prior to each of September 25, 2015, September 26, 2016, or September 26, 2017, then $500,000 of the Reserve will be released to the Trust within three business days of each such date, and a portion may be remitted to Reorganized WMI. On September 26, 2018, if no such action or investigation has been commenced, the balance then in the account, will be released to the Trust within three business days of such date and a portion of the amount received may be remitted to Reorganized WMI. To date, no action or investigation has been commenced.

The receivable of $1.1 million represents the expected value of the Reserve that will be distributed to the Trust over time, with the balance, if any, to be paid to Reorganized WMI under certain conditions.

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

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed claims, on account of which the Trust holds $67.5 million of net assets in reserve at December 31, 2017;

•	pursuing the tax refunds and litigation underlying the Trust’s portion of the net tax refunds to be received in accordance with the Global Settlement Agreement, for which the receivable has an estimated value of $5.3 million at December 31, 2017;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation and distribution of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Bankruptcy Court, and internal reporting to the TAB.

Annually, the Trust prepares a budget for the remaining life of the Trust based on an assessment of the Trust’s activities. The Trust recorded a liability of $18.3 million at December 31, 2017 and $19.7 million at December 31, 2016 for its estimate of the costs to be incurred during liquidation. On December 20, 2017, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term to March 19, 2021 (unless dissolved earlier or otherwise extended) and expected costs to operate during the term, as extended, are included in the recorded liability as of December 31, 2017. The Trust currently estimates aggregate costs from the Effective Date through the end of the Trust, on or before March 19, 2021, to be $107.0 million.

The Trust does not have predictable revenue-generating operations. Therefore, in an effort to ensure that the Trust has adequate funds on hand to support the possible increase in operational costs associated with, among other things, litigating Employee Claims to final resolution, as of December 31, 2017, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this additional hold-back, total funds available for operating purposes were $28.4 million.

At the Effective Date, the Trust established a reserve of $20 million to pursue Recovery Claims. The Trust did not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation. Cumulative-to-date, $5.9 million was incurred and paid to professionals representing the Trust in connection with litigations and claims. No further costs or expenses for litigating affirmative claims are anticipated during the remainder of the Trust’s expected life and no funds remain in the Litigation Reserve. Based on the foregoing, the Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise as determined by the TAB.

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

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed. The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2017. If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, will increase the net assets available to the holders of Liquidating Trust Interests.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

As of December 31, the Trust’s Net Assets in Liquidation, were as follows:

Net Assets in Liquidation (in millions)	2017	2016
Liquidating Trust	$18.9	$43.2
Disputed Claims Reserve	$67.5	$76.3
Total Net Assets in Liquidation	$86.4	$119.5

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts, money-market accounts or invested in U.S. Treasury bills, U.S. Treasury Notes or U.S. Agency Bonds.

Unrestricted Cash

The Trust held $31.0 million in unrestricted cash and cash equivalents as of December 31, 2017. The cash held is principally used to fund the ongoing operations of the Trust during liquidation of the remaining Liquidating Trust Assets.

The Trust held $48.0 million in unrestricted cash and cash equivalents as of December 31, 2016. Approximately $17.3 million (distribution of $18.8 million offset by foreign withholding paid on behalf of certain LTI holders earlier in the year) of the Trust’s unrestricted cash was distributed to LTI holders on February 1, 2017. The remaining cash was used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets.

Restricted Cash

As of December 31, 2017 and 2016, the Trust held $67.5 million and $76.1 million, respectively, of restricted cash and cash equivalents for the benefit of each holder of a disputed claim.

The Trust did not hold any other restricted cash on December 31, 2017 or 2016.

Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future net tax refunds payable on account of consolidated federal income tax returns and on account of consolidated, combined or unitary state returns filed by the WMI Group and its subsidiaries for all tax years prior to 2009 on a 20% / 80% pro rata basis, respectively. On the Effective Date, there were two litigation actions with respect to claimed federal income tax refunds and there were several state tax refunds pending from certain states. As of December 31, 2017, there were up to $260 million in potential net tax refunds remaining of which the Trust would be entitled to 20% of such amount or up to $52 million. The Tax Refund Escrow was established to accumulate net tax refunds in accordance with the terms of the GSA. Taking into account the refunds previously received, the balance of $5.3 million represents management’s estimate of the Trust’s share of the net tax refunds remaining.

The Trust used the services of an independent valuation firm to estimate the value of all outstanding tax litigation. As of December 31, 2016, the estimated value of the asset was $12.3 million. Taking into consideration the decision in the Ninth Circuit on May 12, 2017, the Trust decreased the value of the Global Settlement Receivable by $7 million in June 2017 and recorded the change as an adjustment to the Market Value of the asset. As of December 31, 2017, the revised value of the asset is $5.3 million. However, if the Trust is denied any refund from the Court of Claims action, for which the appeal hearing has been scheduled before the Court of Appeals for May 2, 2018, the Trust will not receive any amounts from the IRS and the value of the remaining litigation receivable would be $0.

The WMI Group also had various state income tax refund claims outstanding with two states, including the potential California refund discussed below, which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. The State of Illinois had proposed offsets to the claimed refund amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. In January 2016, the Trust and the State of Illinois executed a settlement agreement resolving all outstanding issues in dispute. This resolution results in a net refund of approximately $6.2 million plus interest. The Trust’s portion of this refund under the GSA is approximately $1.2 million, plus interest. In September 2016, the WMI Group received refunds totaling $3.7 million; in October 2016, the WMI Group received $2.4 million. The funds were deposited into the Tax Refund Escrow account. Approximately $1.3 million in refunds, plus interest, from the State of Illinois are still pending, of which the Trust is entitled to 20% or approximately $260,000.

There were approximately $34 million of potential tax refunds due to the WMI Group from California relating to tax years of HF Ahmanson and Subsidiaries, a predecessor group of corporations. The final amount of the refund and timing of the payment was dependent upon the outcome of the portion of the Trust’s litigation with the IRS in the Court of Claims that was settled and paid by the IRS in July 2016. On November 8, 2016, the State of California paid $39.2 million, including interest, into the Tax Refund Escrow of which the Trust was entitled to $7.8 million in accordance with the tax refund allocations set forth in the GSA.

As previously discussed, in 2016, the Tax Refund Escrow received $101.0 million from the Court of Claims settlement; $39.2 million from the State of California; and $6.2 million from the State of Illinois. Consistent with the terms of the GSA, the Trust is entitled to 20% of these refunds, or $29.3 million. The Trust requested a distribution of $27.0 million and received such distribution on December 23, 2016. The remainder was held in the Tax Refund Escrow (in addition to other amounts on deposit therein) to fund remaining tax litigation and a reserve for a potential liability from an outstanding fee dispute with a former service provider. On February 2, 2018, the Bankruptcy Court found that the Trust, on behalf of the WMI Group, was liable for the outstanding fee dispute in the amount of $5 million, plus reimbursed expenses and interest. The Trust filed a motion for reconsideration due to what it believes is a calculation error, in the amount of approximately $153,000. The motion was accepted and the amount the Bankruptcy Court has set is approximately $4,847,000 plus reimbursed expenses and interest on the amount for which the Trust is deemed liable. On Thursday, March 22, 2018, the Trust (with the support of JPMC) filed a notice of appeal with the Delaware District Court. The Tax Refund Escrow (of which the Trust owns 20%) has sufficient reserves to pay the judgment; no adjustment to the Tax Refund Escrow or the balance sheet of the Trust is required.

Runoff Notes

On the Effective Date, Reorganized WMI issued $110.0 million aggregate principal amount of First Lien Notes and $20.0 million aggregate principal amount of Second Lien Notes (the “Runoff Notes”). The Runoff Notes mature on the eighteenth (18th) anniversary of the Effective Date and bear interest at a rate of thirteen percent (13%) per annum (payable in cash to the extent of available “Runoff Proceeds” (as defined in the indentures governing the Runoff Notes) or in kind through the capitalization of accrued interest at the rate of thirteen percent (13%) per annum to the extent Runoff Proceeds are unavailable). The Trust received $108.2 million aggregate principal amount of First Lien Notes and $19.7 million aggregate principal amount of Second Lien Notes on or shortly after the Effective Date (not including $1.0 million of First Lien Notes and $0.2 million of Second Lien Notes that were held in the Disputed Claims Reserve on behalf of holders of disputed claims who elected to obtain Runoff Notes instead of cash). As further described in the Plan, the repayment of the Runoff Notes was limited to, and reliant solely upon, certain proceeds from WMMRC.

On May 1, 2014, $106.6 million of Runoff Notes were distributed to certain LTI holders in accordance with the Plan.

Since the distribution of Runoff Notes in May 2014, we understand that Reorganized WMI fully redeemed the First Lien Runoff Notes. In September 2017, we understand that Reorganized WMI fully redeemed the Second Lien Runoff Notes. During 2017, the Trust received $261,467 and the DCR received $187,671 of Second Lien Runoff Note principal and interest.

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

On July 21, 2015 the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. On September 29, 2017, the Trust received the third scheduled distribution of $500,000 from the Reserve. The Trust retained $376,900 and, on October 3, 2017, distributed $123,100 to Reorganized WMI. In total, since the inception of the RSA, the Trust has retained $1,130,900 and Reorganized WMI was paid $369,100.

Creditors who made elections for Reorganized WMI common stock, as discussed below had their LTI balance reduced by the pro rata share of the amounts paid to Reorganized WMI in October 2015 and October 2016, which was $246,000. Such adjustment was effective at the time of the next distribution, which was February 1, 2017.

In addition to the creation of the Reserve, the RSA, among other things, (i) permits the Trust to assign its rights to the Reserve to any third party, (ii) provides for mutual releases among the parties thereto, and (iii) provides for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation. The Appeal was dismissed by an order of the United States District Court for the District of Delaware on June 3, 2015. The Washington D&O Litigation was dismissed by an order of the Superior Court of the State of Washington in and for King County, on July 17, 2015.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock

Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties.    In conjunction with the distribution on August 3, 2015, LTIs of holders who made the election described above were reduced by the $7.7 million remitted to Reorganized WMI on June 23, 2015. In conjunction with the distribution on February 1, 2017, LTIs of holders who made the election described above were reduced for the $246,000 distributed from the Reserve and remitted to Reorganized WMI in October 2015 and October 2016. When the Trust makes its next cash distribution to LTI holders, the LTI balances of LTI holders who made the election described above will be further reduced by Litigation Proceeds remitted to Reorganized WMI since the last cash distribution. As of December 31, 2017, the amount of this reduction will be $123,100.

Investment in Subsidiaries

Since the Effective Date, the Trust had five (5) subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. Upon adoption of the plan of liquidation, in October 2012, the subsidiaries distributed $3.43 million to the Trust. The Trust subsequently distributed such cash to LTI holders. The subsidiaries each maintained a level of cash necessary to pay final invoices received. On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. Prior to such mergers, the subsidiaries distributed their remaining cash to the Trust. The Trust received $444,333 on June 27, 2017. The last subsidiary, WaMu 1031 Exchange, which no longer had any assets, was dissolved on December 8, 2017. In total, from the Effective Date through the dissolution of the subsidiaries, the Trust received distributions totaling $3.87 million from the subsidiaries.

Other Assets

As of December 31, 2017, the Trust held approximately $899,000 of other assets primarily comprised of retainers paid to professionals and other prepaid expenses. As of December 31, 2016, the Trust held approximately $2.5 million of other assets primarily comprised of retainers paid to professionals, foreign withholding payments paid on behalf of certain LTI holders and other prepaid expenses.

Liabilities

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the life of the Trust. As of December 31, 2017, the Trust estimated total operating costs to operate through the end of the Trust to be $18.3 million, largely due to the continued efforts required to litigate the Employee Claims and collect outstanding net tax refunds. Based on the estimated total operating costs, management recorded an increase of $5.6 million to the Trust’s Operating Reserve for the year-ended December 31, 2017. Given the inherently uncertain nature of estimates, actual costs related to the liquidation will likely differ from current estimates.

Accrued Liabilities

As of December 31, 2017, the Trust had other accrued liabilities of $1.1 million. As of December 31, 2016, the Trust had other accrued liabilities of $1.7 million. Other accrued liabilities at each date were primarily comprised of accrued professional fees for services rendered.

Net Assets in Liquidation

As of December 31, 2017, the Trust’s net assets in liquidation totaled $86.4 million. Of this total, $67.5 million represents net assets specifically held for the benefit of disputed claims, and $18.9 million represents net assets available to all LTI holders.

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

The net assets available to LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement. As of December 31, 2017 and 2016, LTI holdings, including post-petition interest, are as follows (in millions):

December 31, 2017 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$ 0.6	$ 0.4	$ 1.0
PIERS (Class 16)	$ 38.8	$ 0.0	$ 38.8
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.0	$ 0.0	$ 10.0
LTI balances	$ 49.4	$ 0.4	$ 49.8

December 31, 2016 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$ 0.8	$ 0.7	$ 1.5
PIERS (Class 16)	$ 52.8	$ 0.0	$ 52.8
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 13.7	$ 0.0	$ 13.7
LTI balances	$ 67.3	$ 0.7	$ 68.0

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

Remaining Aggregate Distribution (as of December 31, 2017)	Distribution Description	LTI Distribution Recipient
Up to $49,835,823	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Remaining post-Petition Interest Claims – Senior Floating	20.2%

		General Unsecured Claims	2.0%

		PIERS CUSIPs	77.8%

Remaining Aggregate Distribution (as of December 31, 2016)	Distribution Description	LTI Distribution Recipient
Up to $67,971,098	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Remaining post-Petition Interest Claims – Senior Floating	20.2%

		General Unsecured Claims	2.1%

		PIERS CUSIPs	77.7%

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

Assuming that all disputed claims were to become “Allowed Claims”, $67.5 million of estimated net assets would have been available to LTI holders on December 31, 2017 and $76.3 million of estimated net assets would have been available to LTI holders on December 31, 2016. The table below sets forth the amounts by which estimated net assets would have been allocated across various class claimants per each outstanding LTI dollar held by such claimants (as a class):

Claim	2017 – Estimated net asset value per outstanding LTI dollar	2016 – Estimated net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 0.38	$ 0.64
PIERS Claims (Class 16)	$ 0.38	$ 0.64
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 0.38	$ 0.64

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information).

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2017 and 2016, does not necessarily reflect the actual amount of distributions that an LTI holder will receive. The actual cash distribution will depend on many variables, including but not limited to:

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

Changes in Net Assets in Liquidation

The Trust’s net assets decreased by $33.1 million during 2017. The decrease was primarily a result of the distribution of $18.6 million to LTI holders and a distribution of $3.3 million to Allowed Claimants in February 2017, a market value change of $7.0 million for the Global Settlement Agreement Receivable and $0.4 million for the Directors & Officers litigation receivable, and investment and other income of $1.8 million, offset by a net change in the Operating Reserve of $1.4 million. The net change of $1.4 million in the Operating Reserve represents $7.0 million of expenses offset by an addition to the Operating Reserve of $5.6 million.

The Trust’s net assets decreased by $15.9 million during 2016. The decrease was due to operating costs of $6.8 million incurred for the operation of the Trust (offset by a net change in the Operating Reserve of $2.1 million), a market value change of $12.0 million for the Global Settlement Agreement Receivable, and investment and other income of approximately $1.1 million. The net change of $2.1 million in the Operating Reserve represents $6.8 million of expenses offset by an addition to the Operating Reserve of $4.7 million.

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

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Based on the status of the Trust’s activities as of December 31, 2017, the Trust estimated total expenses during the remaining life of the Trust to be $18.3 million. The Trust does not have predictable revenue-generating operations. Therefore, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this holdback, total funds available for operating purposes were $28.4 million.

The Trust’s unrestricted cash balance as of December 31, 2017 was $31.0 million, which balance exceeds the Trust’s current liabilities as of December 31, 2017, including the estimated expenses to be incurred during the remaining term of the Trust, up to March 19, 2021.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2017 or 2016. The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Bankruptcy Court of disputed equity interests. A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent. As of December 31, 2017 and 2016, there were approximately 1.5 million shares in the Disputed Equity Escrow and no cash. The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries. Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Costs incurred cumulative-to-date total $7,500.

Contractual Obligations and Commitments as of December 31, 2017

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$114,753	$91,326	$23,427	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$114,753	$91,326	$23,427	$0	$0

Our contractual obligations and commitments as of December 31, 2017 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104 as discussed in Item 2.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2017, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Except as noted below, the current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 53, was selected by the Creditors’ Committee and approved by the Equity Committee. Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings. Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI). Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500 million under management. Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis. Mr. Cantor currently serves on the boards of directors of Coventry First LLC, White Forest Resources, Medical Card System, Inc. and Millenium Health Trust Advisory Board. Mr. Cantor was previously a director at Physio Therapy Holding, Inc. and Hovensa LLC. Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 64, was selected by the Creditors’ Committee. Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999. Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services. Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc. Mr. Kastenbaum has served on the boards of directors of several public companies. He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 75, was selected by the Creditors’ Committee. Mr. Kirschner is a consultant specializing in corporate restructuring matters. He is currently a Senior Managing Director of Goldin Associates, a financial advisory firm in New York City. He is also currently the Trustee for the Refco Inc. Litigation Trust and Private Action Trust, Tribune Litigation Trust and Millennium Health Litigation Trusts. He is also Plan Administrator for RCM, the unregulated securities broker, and largest unit, of the Refco companies. From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM. From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process. As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters. From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 62, is the WF Member. Mr. Korsman is a Vice President of Wells Fargo, a position he has held since joining the bank in 2002. He served as the WF representative on the unsecured creditors’ committee during WMI’s chapter 11 case. Mr. Korsman has over 30 years of corporate trust, management and law experience. He holds a B.A. in economics, a Juris Doctorate from Hamline University School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

Joe McInnis, age 42, was appointed by the TPS Funds. Mr. McInnis is the President of Aloi Investment Corp. Mr. McInnis was previously a Managing Director at Greywolf Capital Management L.P. from 2004 through January 2015.

The Honorable Douglas Southard (ret.), age 69, was selected by the Equity Committee. Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011. Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses. During his time as a prosecutor, Judge Southard was involved in over 100 jury trials. Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 47, was selected by the Equity Committee. Mr. Willingham is the principal and founder of Willingham Services, a director of the Board of Directors of Reorganized WMI, and is the Chairman of Reorganized WMI’s Audit Committee. Mr. Willingham is also on the Board of Directors of WMMRC. For the last sixteen (16) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

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

Executive Officers and Significant Employees

In addition to the foregoing, the Trust had the following executive officers and significant employees as of March 27, 2018:

William C. Kosturos	Liquidating Trustee
John Maciel (Trust Professional)	Executive Vice President and Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel and Secretary
Doreen Logan	Executive Vice President, Controller and Treasurer

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Bankruptcy Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above. Mr. Kosturos, age 56, was appointed as the Liquidating Trustee on March 6, 2012. Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of WMI Investment Corp. Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”), a management consulting firm specializing in advisory and business consulting services for companies in transition. Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008. Previously, from February 2003 to June 2005, he served as Interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 51, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M. The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference. Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI. From 2005 to 2013, Mr. Maciel was a Senior Director at A&M; Mr. Maciel became a Managing Director in 2013. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance. Mr. Maciel is a Certified Public Accountant (inactive) licensed in the State of California.

Mr. Smith, age 48, became an employee and officer of the Trust on the Effective Date. Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI. From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as First Vice President, Assistant General Counsel and Team Lead-Corporate Finance for part of that time. In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the FDIC, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008. Since the Effective Date, Mr. Smith has also served as an officer of Reorganized WMI, and currently serves as an Executive Vice President, Chief Legal Officer and Secretary of Reorganized WMI.

Ms. Logan, age 57, has served as an Executive Vice President and the Controller and Treasurer (or Assistant Treasurer) of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case. From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008. Since the Effective Date, Ms. Logan has also served as the Interim Controller and holds the title of Executive Vice President of Reorganized WMI. Ms. Logan is a Certified Public Accountant licensed in the State of California.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert. Upon emergence, the Trust established a Finance Subcommittee to assist management with the periodic assessment of the Trust’s financial affairs, including monitoring the Trust’s liquidity and budgetary requirements. The Finance Subcommittee continues to operate; however, the members of the subcommittee – Arnie Kastenbaum and Michael Willingham – do not receive any additional compensation for their service thereon.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have not adopted a code of ethics, nor do we currently intend to do so, because the Liquidating Trustee manages our business and affairs subject to his fiduciary duties as trustee under Delaware law and the terms of the Trust Agreement and is subject to the supervision of the Bankruptcy Court with respect to certain matters as specified in the Trust Agreement. Consistent with his responsibilities under applicable law, the Trustee continues to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation.

Resident Trustee

Delaware Trust Company (formerly known as CSC Trust Company of Delaware), in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services. The Resident Trustee was paid $3,000 for 2017, 2016 and 2015, for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis, in arrears. In 2017, 2016, and 2015, the total base compensation that each member of the TAB was paid was $40,000. In addition, each member of the TAB is entitled to receive additional annual incentive compensation not to exceed $50,000 based on distributions during the annual period ending on March 19 (the “Bonus Period”). Each TAB member who served during the entire Bonus Period received incentive compensation of $744, $2,687, and $7,059, for the Bonus Periods ending March 19, 2018, 2017 and 2016, respectively. TAB members that served for a portion of the Bonus Period received lesser amounts. Total aggregate incentive compensation paid to TAB members was $5,209, $18,812, and $49,414, for the Bonus Periods ending March 19, 2018, 2017 and 2016, respectively.

In addition to the annual base compensation received by each member of the TAB, in 2015 and years prior, each member of the Litigation Subcommittee was paid an additional amount of $10,000 per annum, which amount was paid in 12 equal installments on a monthly basis in arrears. The Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB. No further fees for the Litigation Subcommittee will be paid unless and until the subcommittee is reestablished. No compensation for the Litigation Subcommittee was paid in 2017 or 2016. Each TAB member who served on the Litigation Subcommittee during the entire year received $10,000, each for 2015 and years prior. TAB members who served on the Litigation Subcommittee for a portion of a year received a pro-rated amount.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, is paid a monthly fee of $25,000. For 2017, 2016 and 2015, compensation paid on account of the Liquidating Trustee’s services totaled $300,000 per year.

John Maciel

The Trust pays A&M on an hourly basis in accordance with an engagement letter entered into between the Trust and A&M. The applicable rate is subject to adjustment annually at such time as A&M adjusts its rates generally. The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to such engagement letter. Mr. Maciel’s current hourly rate is $855.00. For 2017, 2016, and 2015, the Trust paid A&M $789,394, $359,625, and $496,335, respectively, for Mr. Maciel’s services rendered to the Trust for the applicable period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012. The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking. Mr. Smith’s current base salary is $519,127. In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2017, 2016, and 2015, Mr. Smith was paid $840,799, $812,366, and $786,048, respectively, for services rendered to the Trust for the applicable period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012. The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy. Ms. Logan’s current base salary is $259,563. In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2017, 2016, and 2015, Ms.  Logan was paid $493,091, $476,416, and $460,305, respectively, for services, rendered to the Trust for the applicable period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”). Pursuant to the TSA, each party agreed to make available to the other certain services and employees. The parties have entered into four amendments to the TSA which amended certain provisions of the original agreement, including increasing the hourly rates at which the Trust is reimbursed for services provided to Reorganized WMI. Pursuant to the TSA, the Trust previously provided Reorganized WMI with office space for its employees and other basic infrastructural and support services to facilitate Reorganized WMI’s operations. Pursuant to the TSA, in addition to the per hour charge per employee, Reorganized WMI paid the Trust a monthly overhead charge of approximately $4,600 related to general support services, technology services and the use of supplies and equipment. Amendment 4 to the TSA, dated January 31, 2018, increased the monthly overhead charge to $6,122. For services under the TSA, Reorganized WMI paid the Trust $806,645 in 2017, $633,051 in 2016, and $835,600 in 2015. The TSA and its amendments were filed with the SEC.

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

Receipt of the $37.0 million in June 2015 was dependent upon the Trust funding a reserve of $3.0 million, as anticipated by the RSA. The Trust has received all scheduled distributions from the reserve of $500,000 on a timely basis. In total, the Trust has received $1,130,900 and Reorganized WMI has been paid $369,100.

Disputed Equity Escrow

As of December 31, 2017 and 2016, a total of 1.5 million shares of Reorganized WMI common stock and no cash was held in the Disputed Equity Escrow established pursuant to the Plan. Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A). The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 cases and the administration of the escrow account. Cost incurred cumulative-to-date total $7,500.

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

Mr. Willingham

In addition to his role as a member of the TAB and the Litigation Subcommittee, Mr. Willingham is a director of Reorganized WMI and beneficially owns 547,866 shares of common stock of Reorganized WMI. Mr. Willingham also serves as Chairman of Reorganized WMI’s Audit Committee. In addition, Mr. Willingham is a member of Reorganized WMI’s Compensation Committee and Nominating and Governance Committee. Mr. Willingham is also a member of the Board of Directors of WMMRC.

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

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code filed on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on December 16, 2011.

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the United States Bankruptcy Court for the District of Delaware, and as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 1, 2012.

10.1	WMI Liquidating Trust Agreement, dated as of March 6, 2012, by and among Washington Mutual, Inc. and WMI Investment Corp., as debtors and debtors-in-possession, William C. Kosturos, as liquidating trustee, and CSC Trust Company of Delaware as the Delaware resident trustee of the WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by Washington Mutual, Inc. on March 12, 2012, as amended by Amendment No.1 to the WMI Liquidating Trust Agreement dated as of August 1, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on August 7, 2012, and by Amendment No. 2 to the WMI Liquidating Trust Agreement dated as of January 7, 2014, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on January 13, 2014.

10.2	Engagement Letter between WMI Liquidating Trust and Alvarez & Marsal North America, LLC, dated as of March 29, 2012, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMI Liquidating Trust on April 4, 2012.

10.3	Transition Services Agreement, dated March 23, 2012, by and between WMIH Corp. and WMI Liquidating Trust, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp. on March 23, 2012, as amended by Amendment No.1 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp. on September 27, 2012; and, as amended by Amendment No 2 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp on December 17, 2014; and, as amended by Amendment 3 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp on November 23, 2016; and, as amended by Amendment 4 to the Transition Services Agreement, as filed with the Securities and Exchange Commission under cover of Form 8-K by WMIH Corp on February 1, 2018.

10.4	Employment Agreement between WMI Liquidating Trust and Charles Edward Smith, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

10.5	Employment Agreement between WMI Liquidating Trust and Doreen Logan, dated April 30, 2012, as filed with the Securities and Exchange Commission under cover of Form 10-K by WMI Liquidating Trust on April 1, 2013.

31.1*	Certification of WMI Liquidating Trust’s liquidating trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the WMI Liquidating Trust’s liquidating trustee, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of WMI Liquidating Trust’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WMI LIQUIDATING TRUST (Registrant)

Date: March 27, 2018	/s/ William C. Kosturos
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

Date: March 27, 2018	/s/ William C. Kosturos William C. Kosturos Liquidating Trustee (Principal Executive Officer)

Date: March 27, 2018	/s/ John Maciel John Maciel Chief Financial Officer (Principal Accounting Officer)

Date: March 27, 2018	/s/ Arnold Kastenbaum Arnold Kastenbaum Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Marc S. Kirschner Marc S. Kirschner Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Michael Willingham Michael Willingham Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Douglas Southard Hon. Douglas Southard Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Joe McInnis Joe McInnis Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Matthew Cantor Matthew Cantor Member of the Trust Advisory Board

Date: March 27, 2018	/s/ Thomas Korsman Thomas Korsman Member of the Trust Advisory Board

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	As of December 31, 2017	As of December 31, 2016
Assets:
Cash and cash equivalents	$31,030	$47,985
Restricted Cash
Cash held in reserve for disputed claims	67,490	76,148
Other restricted cash	—	—

Total restricted cash	$67,490	$76,148

Global Settlement Agreement receivable	5,300	12,300
Runoff notes	—	215
Runoff notes held in reserve for disputed claims	—	195
Directors and officers litigation receivable	1,135	1,512
Other assets	899	2,553

Total assets	$105,854	$140,908

Liabilities:
Estimated costs to be incurred during liquidation	18,315	19,698
Other accrued liabilities	1,103	1,674
Accrued liabilities related to reserve for disputed claims	2	3

Total liabilities	$19,420	$21,375

Net assets in liquidation:
Net assets held in reserve for disputed claims	67,488	76,340
Net assets available to Liquidating Trust Interests	18,946	43,193

Total net assets	$86,434	$119,533

Total liabilities and net assets	$105,854	$140,908

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net assets, beginning:	$119,533	$135,423	$200,038
Income
Interest / Investment income	891	346	223
Litigation proceeds	377	377	26,649
Other income	534	383	16

Total income	$1,802	$1,106	$26,888

Expenses
Professional fees & services	5,105	4,601	6,926
Other operating expenses	1,885	2,152	1,960

Total operating expenses	$6,990	$6,753	$8,886

Changes in Market Value
Directors & Officers litigation receivable	(377)	(377)	(26,055)
Global Settlement Agreement receivable	(7,000)	(12,000)	—

Total changes in market value	$(7,377)	$(12,377)	$(26,055)

Other items
Change in estimated costs to be incurred during liquidation	1,383	2,134	3,655
Distributions to LTI holders	(18,617)	—	(52,937)
Distributions to holders of Allowed Claims	(3,300)	—	(7,280)

Total changes in Net Assets	$(33,099)	$(15,890)	$(64,615)

Net assets, ending	$86,434	$119,533	$135,423

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

The Liquidating Trust Assets consisted of all of the assets of the Debtors as of the Effective Date, other than:

•	assets distributed to JPMorgan Chase Bank National Association (“JPMC”), pursuant to that certain Second Amended and Restated Settlement Agreement, dated as of February 7, 2011, by and among the Debtors, the Federal Deposit Insurance Corporation, JPMC, and the other parties thereto (the “Global Settlement Agreement” or “GSA”);

•	WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of WMIH Corp. (formerly known as Washington Mutual, Inc. and referred to herein as “Reorganized WMI”), and (iii) Washington Mutual Bank (“WMB”) (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

•	$4.7 billion (as of the Effective Date) of net operating losses of the Debtors;

•	cash to be distributed on the Effective Date pursuant to the Plan to holders of certain Allowed Claims against the Debtors;

•	cash necessary to pay the fees and expenses owed to certain creditors’ professionals;

•	cash necessary to reimburse the Debtors for fees and expenses incurred in connection with initial distributions made by the Debtors as disbursing agent under the Plan;

•	the economic interest retained by the Debtors in certain litigation proceeds; and

•	Creditor Cash (as defined in the Plan) on the Effective Date.

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

Pursuant to an order of the Bankruptcy Court, dated January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust is not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three (3) years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

LTIs are non-certificated and non-transferable other than by will, intestate succession or operation of law. Unless stated otherwise, any financial information contained in these notes uses approximate dollar amounts due to rounding.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Codification (“ASC”) Topic 205-30, assets are reported at the estimated amounts the Trust expects to receive when it settles or disposes of such assets and liabilities, including the estimated costs to be incurred during liquidation, which are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which were based on estimates made by an independent valuation firm for select assets. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the amounts to be received on settlement or disposal of such assets. In some cases, due to the inability to assess the net realizable value of an asset, it was deemed to have a value of $0. When an estimated value can be established, such as a legal settlement, any changes to the market value will be reflected in the Statement of Changes in Net Assets in Liquidation.

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

Cash and Cash Equivalents

As of December 31, 2017 and 2016, the Trust held $31.0 million and $48.0 million, respectively, of unrestricted cash and cash equivalents. The amount is principally used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets The cash is held in demand deposit accounts, money market accounts or invested in U.S. Government securities.

Restricted Cash

All restricted cash is either held in demand deposit accounts, money market accounts or invested in U.S. Government securities. As of December 31, 2017 and 2016, the Trust held $67.5 million and $76.1 million, respectively, of restricted cash and cash equivalents for the purposes described below:

Cash Held in Reserve for Disputed Claims

From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date or as amended or reinstated after the Effective Date (the “Disputed Claims Reserve” or “DCR”). As of December 31, 2017 and 2016, the Trust held $67.5 million and $76.1 million, respectively, of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash

As of December 31, 2017 and 2016, the Trust did not hold any other restricted cash.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk – Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the FDIC limits. As of December 31, 2017, the Trust and DCR held cash and cash equivalents in excess of the FDIC insurance limits of $5.8 million and $7.3 million, respectively.

Financial Instruments

The financial instruments in the Trust’s net assets in liquidation as of December 31, 2017 and 2016 consisted mainly of cash and cash equivalents. As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

Since the Effective Date, the Trust had five (5) dormant subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. The last subsidiary, WaMu 1031 Exchange, which no longer held any assets, was dissolved on December 8, 2017. See Note 12.

The accompanying consolidated financial statements include the accounts of the Trust and operations of all of its subsidiaries that have been merged or dissolved during 2017. All material intercompany transactions and account balances have been eliminated in consolidation.

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

As of December 31, 2017, the assets held by the DCR included $67.5 million of cash and cash equivalents and a pro rata share of the remaining assets of the Trust. As of December 31, 2016, the assets held by the DCR included $76.1 million of cash, $195,000 of Runoff Notes and a pro rata share of the remaining asset of the Trust. Assets of the DCR will be made available to the LTI holders in accordance with the Plan as and when disputed claims become disallowed. The claims attributable to the funds and LTIs in the DCR are not a liability of the Trust; therefore, no estimate has been made as to the amount of claims which will ultimately be allowed and the distributions which will go to disputed claimants as opposed to current LTI holders. Rather, the financial statements report the net assets being held specifically on behalf of the disputed claimants and the net asset value available to all LTI holders.

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

As of December 31, 2017, the DCR held $66.0 million of cash in reserve on account of the Employee Claims, with the aggregate remaining amount of those claims totaling approximately $62.0 million after the application of the Section 502(b)(7) cap.

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

Previously, the FDIC and FRB had directed the Trust to submit a letter request seeking a determination as to the applicability of the so-called golden parachute regulations with respect to certain benefits for which these claimants are seeking payment. As instructed, the Trust submitted a letter, dated May 30, 2013, requesting such coverage opinion from the FDIC. In response, by letter, dated July 16, 2013, the FDIC informed the Trust that such golden parachute regulations were applicable. More specifically, the FDIC’s July 16 letter notified the Trust that payments on account of such settlements (other than one de minimis settlement) are subject to such golden parachute regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. Therefore, as a result of the FDIC’s determination, thirty-two (32) claimants (representing $19 million in claims) entered into stipulations with the Trust and agreed to participate in the interagency approval process. The Trust filed the application on August 14, 2013 (the “First Application”). On the same day, the Trust also filed a second letter request with the FDIC requesting a determination as to whether such golden parachute regulations are applicable with respect to payments that would be payable to non-settling claimants (or claimants with settlements in principle who declined to finalize and execute stipulations with the Trust) if such claimants prevail on their claims before the Bankruptcy Court. On April 22, 2014 (the “April Letter”), the Trust received a response to its August 14, 2013 letter stating that all but a small number of the agreements related to the remaining non-settled claims are subject to such “golden parachute” regulations and can be paid to claimants only if and when the FDIC and FRB approve payment following a duly submitted application. During the pendency of the First Application, of the thirty-two (32) claimants who entered into stipulations with the Trust and agreed to participate in the interagency approval process: (1) one was paid due to the de minimis amount of such settlement; (2) one withdrew his claim; (3) one claimant was added to the Application in light of a subsequent settlement; (4) upon discussion with the FDIC, one claimant was paid and consequently withdrawn from the Application; and (5) several claimants have notified the Trust of their termination of their respective stipulations. By letter, dated October 15, 2014, the FDIC denied the Application in its entirety (the “Final FDIC Determination”). On March 23, 2015, and consistent with the April Letter, determination, the Trust filed a second application (the “Second Application”) with the FDIC and the FRB requesting authorization to make payments to both the settling claimants and the non-settling claimants and a determination as to whether payment, in any amount, to any of such claims would be appropriate. By letter, dated May 1, 2015, the FDIC denied the Second Application.

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

Based on the pendency of the respective APA Actions, on November 6, 2014, the FDIC moved to stay the Declaratory Judgment Action pending resolution of the APA Action (the “Stay Motion”). While various parties supported and opposed the Stay Motion, the Delaware District Court informally stayed the Declaratory Judgment Action pending determination of the APA Actions. Such stay was lifted on May 16, 2016. Since the lifting of the informal stay, various motions have been filed and decided and certain motions remain pending. On June 28, 2016, the Trust filed a Motion for Judgment on the Pleadings seeking a determination that the Trust is a “covered company” under 12 U.S.C.§1828(k). On November 7, 2016, the Board of Governors of the FRB filed a Motion to Dismiss for lack of Subject-Matter Jurisdiction and Failure to State a Claim. On December 5, 2016, the FDIC a filed Motion for Judgment on the Pleadings. On February 15, 2017, the Delaware District Court granted the FRB’s motion, concluding that it lacked subject-matter jurisdiction over certain of the cross-claimants’ claims against the FRB. In its February 15, 2017 order, the Delaware District Court also granted the FDIC’s Motion, concluding that the claimants had no private right of action under the Declaratory Judgment Act and that the claimants had failed to pursue an APA action. On March 31, 2017, the Delaware District Court granted in part and denied in part the Trust’s Motion for Judgment on the Pleadings. Consistent with its prior rulings, in its March 31, 2017 order, the Delaware District Court held that the claimants’ counterclaims failed to plead a cognizable claim because there does not exist a private right of action under the APA and, for the same reason, the Trust is not entitled to a declaratory judgment from the Delaware District Court stating that the Trust is a “covered company.” On June 7, 2017, the Trust filed a Motion for Partial Judgment in which the Trust seeks entry of a final judgment with respect to certain claims that the Delaware District Court has resolved in its prior orders. As of June 28, 2017, the motion was fully briefed. It remains pending before the Delaware District Court. On June 21, 2017, certain claimants filed a Motion for Judgment on the Pleadings in which they seek dismissal of the Trust’s claims that are related to the ATR. As of July 12, 2017, the motion was fully briefed. It remains pending before the Delaware District Court.

The Trust and counsel to certain employee claimants have agreed to amend the existing scheduling orders in the claims reconciliation litigation on several occasions to provide that all outstanding discovery deadlines would be adjourned to July 2018 with the “change in control” hearing to be held in February 2019. As of the date hereof, the Trust has responded to 23 sets of requests for production of documents and 14 sets of interrogatories, has reviewed over 850,000 documents from approximately 120 custodians, and has produced more than 84,000 documents.

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

On January 11, 2017, the Trust and AT&T executed a Settlement Agreement wherein the Trust agreed to pay AT&T $3.3 million to resolve all outstanding issues and the withdrawal of the claim. The claim was paid on February 1, 2017. In addition, the DCR released the remainder of the assets held in reserve on behalf of the disputed claim to become general assets of the Trust. The Trust received $6.3 million in cash and $23,965 of Runoff Notes.

Note 4. Global Settlement Agreement Receivable

Pursuant to the Plan and the Global Settlement Agreement with JPMC and the FDIC, the Trust and JPMC will share in all future net tax refunds payable on account of consolidated federal income tax returns and on account of consolidated, combined or unitary state returns filed by WMI and its subsidiaries (the “WMI Group”) for all tax years prior to 2009 on a 20% / 80% pro rata basis, respectively. On the Effective Date, there were two litigation actions pending with respect to claimed federal income tax refunds and there were several state tax refunds pending from certain states. As of December 31, 2017, there are up to $260 million in potential net tax refunds remaining of which the Trust would be entitled to 20% of such amount or up to $52 million. An escrow account (the “Tax Refund Escrow”) was established to accumulate net tax refunds in accordance with the terms of the GSA. Taking into account the refunds previously received, and the market value adjustment discussed below, the balance of $5.3 million represents management’s estimate of the Trust’s share of the net tax refunds remaining.

WMI initiated a suit in the U.S. District Court of Western Washington at Seattle (“Washington District Court”) and two suits in the United States Court of Federal Claims (subsequently combined into a single action) (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years. In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year. As discussed below, this additional claim was settled and payment received in 2016. As of December 31, 2017, only one Court of Claims action with respect to the amortization and abandonment of certain intangible assets is unresolved.

In the Washington District Court action, the court initially ruled against the WMI Group on summary judgment as to the legal issue of whether the taxpayer was entitled to a tax basis in the specified assets. The U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the decision of the Washington District Court and remanded the case back to the Washington District Court to make a determination of the tax basis by establishing the underlying acquisition costs, allocating the costs among the acquired assets and thus determining the corresponding amount of tax refunds. A trial to determine the amount of tax refund was held in December 2012. On February 10, 2014 the Washington District Court issued its opinion dismissing the WMI Group’s claim for a refund. In its ruling, the Washington District Court held that the WMI Group failed to carry its burden of proof as to the amount of the deduction being claimed. In addition, the Washington District Court found that Home Savings (a predecessor bank to WMB) did not permanently abandon its right to operate in Missouri in 1993. On April 8, 2014, the WMI Group filed a notice of appeal with the Ninth Circuit regarding such decision. The Ninth Circuit heard oral argument on December 9, 2016 and on May 12, 2017, issued its opinion holding that WMI did have a tax basis in the assets acquired but that it failed in meeting its burden of proof as to the determination of the proper amount of the refund to which it is entitled.

In the Court of Claims action, the IRS and the WMI Group reached a settlement with respect to the portion of the Court of Claims action dealing with the acceleration of recognition of certain income into the 1995 tax year. The Trust filed its motion for approval of the settlement by the Bankruptcy Court on April 23, 2014. On July 21, 2016, the IRS paid $101.0 million into the Tax Refund Escrow attributable to the settlement. The Trust was entitled to 20% of this refund pursuant to the GSA, or $20.2 million, subject to holdback to fund other tax litigation or exposures.

The remaining portion of Court of Claims action was litigated in a trial that commenced on February 16, 2016. On February 21, 2017, the Court of Claims issued its opinion in which it dismissed the case brought by the WMI Group with prejudice; as such, the WMI Group cannot amend the complaint to address any alleged deficiencies. The Court of Claims held that the WMI Group did not meet the burden of proof as to the value of the acquired intangibles. On April 20, 2017, the WMI Group filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Briefs were finalized on November 2, 2017. The hearing date has been set for May 2, 2018.

The WMI Group also had various state income tax refund claims outstanding with two states, including the potential California refund discussed below, which primarily resulted from the filing of amended state income tax returns which reported IRS audit adjustments. The State of Illinois had proposed offsets to the claimed refund amounts as a result of tax deficiencies asserted after that state’s audit of WMI and its subsidiaries’ originally filed returns. In January 2016, the Trust and the State of Illinois executed a settlement agreement resolving all outstanding issues in dispute. This resolution results in a net refund of approximately $6.2 million plus interest. The Trust’s portion of this refund under the GSA is approximately $1.2 million, plus interest. In September 2016, the WMI Group received refunds totaling $3.7 million; in October 2016, the WMI Group received $2.4 million. The funds were deposited into the Tax Refund Escrow account. Approximately $1.3 million in refunds, plus interest, from the State of Illinois are still pending to which the Trust is entitled to 20% or $260,000.

There were approximately $34 million of potential tax refunds due to the WMI Group from California relating to tax years of HF Ahmanson and Subsidiaries, a predecessor group of corporations. The final amount of the refund and timing of the payment was dependent upon the outcome of the portion of the Trust’s litigation with the IRS in the Court of Claims that was settled and paid in July 2016. On November 8, 2016, the State of California paid $39.2 million, including interest, into the Tax Refund Escrow of which the Trust was entitled to $7.8 million in accordance with the tax refund allocations set forth in the GSA.

As previously discussed, in 2016, the Tax Refund Escrow received $101.0 million from the Court of Claims settlement; $39.2 million from the State of California; and $6.2 million from the State of Illinois. Consistent with the terms of the GSA, the Trust is entitled to 20% of these refunds, or $29.3 million. The Trust requested a distribution of $27.0 million and received such distribution on December 23, 2016. The remainder is being held in the Tax Refund Escrow (in addition to other amounts on deposit therein) to fund remaining tax litigation and a reserve for a potential liability from an outstanding fee dispute with a former service provider. On February 2, 2018, the Bankruptcy Court found that the Trust, on behalf of the WMI Group, was liable for the outstanding dispute in the amount of $5 million, plus reimbursed expenses and interest. The Trust has filed a motion for reconsideration due to what it believes to be a calculation error, in the amount of approximately $153,000. The motion was accepted and the amount the Bankruptcy Court has set is approximately $4,847,000 plus reimbursed expenses and interest as the amount for which the Trust is deemed responsible. On Thursday, March 22, 2018, the Trust (with the support of JPMC) filed a notice of appeal with the Delaware District Court. The Tax Refund Escrow (of which the Trust owns 20%) has sufficient reserves to pay the judgment; no adjustment to the Tax Refund Escrow or the balance sheet of the Trust is required.

The Trust used the services of an independent valuation firm to estimate the value of the outstanding tax litigation. As of December 31, 2016, the estimate value of the asset was $12.3 million. Taking into consideration the decision in the Ninth Circuit on May 12, 2017, the Trust decreased the value of the Global Settlement Receivable by $7 million in June 2017, and recorded the change as an adjustment to the Market Value of the asset. However, if the Trust is denied any refund from the Court of Claims action which appeal is now pending in the Court of Appeals, the Trust will not receive any amounts from the IRS and the value of the remaining litigation would be $0.

Note 5. Runoff Notes

On February 1, 2017, the DCR released $23,965 of Runoff Notes to the Trust. During 2017, the Trust received $261,467 and the DCR received $187,671 in principal and interest on Second Lien Runoff Notes. The Trust understands that Reorganized WMI redeemed in full the Second Lien Runoff Notes in September 2017. As a result, as of December 31, 2017, the balance of Runoff Notes was $0.

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

On December 15, 2014, four former officers who were not party to the D&O Settlement Agreement (the “Non-Settling Officers”) filed an objection to the D&O Approval Motion. On May 26, 2015, the Trust entered into a Reserve Settlement Agreement (the “RSA”) with the Non-Settling Officers and the D&O Carriers. Pursuant to the terms of the RSA, the parties agreed, among other things, that, of the $37.0 million that had been required to be paid to the Trust pursuant to the Settlement Agreement, $3.0 million would be placed into a segregated account (the “Reserve”) to be used to reimburse the Non-Settling Officers for the reasonable fees and expenses incurred by them in the defense of any action or investigation commenced prior to September 26, 2018 by the United States of America against one or more of the Non-Settling Officers asserting claims and causes of action under the Financial Institutional Reform, Recovery and Enforcement Act of 1989. Unless released sooner in accordance with the terms of the RSA, if no such action or investigation was commenced prior to each of September 25, 2015, September 26, 2016, or September 26, 2017, then $500,000 of the Reserve was be released to the Trust within three business days of each such date. On September 26, 2018, if no such action or investigation has been commenced, the balance then in the account, or approximately $1.5 million, will be released to the Trust within three business days of such date. To date, no action or investigation has commenced.

In addition to the creation of the Reserve, the RSA, among other things, (i) permits the Trust to assign its rights to the Reserve to any third party, (ii) provides for mutual releases among the parties thereto, and (iii) provides for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation. The Appeal was dismissed by an order of the United States District Court for the District of Delaware on June 3, 2015. The Washington D&O Litigation was dismissed by an order of the Superior Court of the State of Washington in and for King County, on July 17, 2015.

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

The settlement was contingent upon entering into a Reserve Settlement Agreement (the “RSA”) related to the D&O Litigations. The Trust has received all scheduled distributions from the RSA. In total, the Trust has retained $1,130,900 and Reorganized WMI has been paid $369,100.

Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance and cash distribution reduced by the pro rata share of the amounts paid to Reorganized WMI in October 2015 and October 2016, which was $246,000. Such adjustment was effective at the time of the next distribution, which was February 1, 2017. When the Trust makes its next cash distribution to LTI holders, the LTI balances of LTI holders who made the election described above will be further reduced by Litigation Proceeds remitted to Reorganized WMI since the last cash distribution. As of December 31, 2017, the amount of this reduction is $123,100.

As of December 31, 2017, the Trust’s consolidated statement of net assets in liquidation reflects a $1.1 million receivable, which represents the expected value of the Reserve that will be distributed to the Trust over time, with the balance, if any, to be paid to Reorganized WMI under certain conditions.

Note 7. Estimated Costs to be Incurred During Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated these costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the remaining life of the Trust. Based on current conditions, management estimates total expenses for the remainder of the Trust through March 19, 2021 to be approximately $18.3 million. Therefore, management recorded an increase of $5.6 million to the Trust’s Operating Reserve for the year ending December 31, 2017. As of December 31, 2017, the Trust estimates total costs from the Effective Date through the end of the Trust to be $107.0 million.

The Trust does not have predictable revenue-generating operations; therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things litigating employee claims to final resolution, as of December 31, 2017, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this additional hold-back, total funds available for operational purposes totals approximately $28.4 million.

Note 8. Distributions to Holders of Allowed Claims

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement. These distribution procedures include a reserve mechanism (the DCR) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date and the issuance of LTIs (as defined herein) in respect thereof if and when such claims are allowed.

Distributions to LTI holders during 2017 totaled $18.6 million. Funds for the distribution made during 2017 were mainly derived from a distribution from the Tax Refund Escrow on December 23, 2016.

The Trust did not make any distributions to LTI holders in 2016.

Distributions to LTI holders during 2015 totaled $52.9 million. Funds for distributions made during 2015 were mainly derived from proceeds from the settlement of D&O litigation and funds released from the DCR as a result of the settlement of D&O litigation (see Note 6).

In addition to payments to reduce LTI balances, the Trust distributed $3.3 million during 2017 and $7.3 million during 2015, respectively, to claimants whose claims were deemed allowed during the applicable period. No allowed claims were paid in 2016.

Note 9. Disputed Equity Escrow

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

As of December 31, 2017 and 2016, there were approximately 1.5 million shares of Reorganized WMI common stock in the Disputed Equity Escrow and no cash.

Note 10. Indemnification and Guarantees

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

Note 11. Contingencies

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

Note 12. Investment in Subsidiaries

Since the Effective Date, the Trust had five (5) subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. Upon adoption of the plan of liquidation, in October 2012, the subsidiaries distributed $3.43 million to the Trust. The Trust subsequently distributed such cash to LTI holders. The subsidiaries each maintained a level of cash necessary to pay final invoices received. On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. Prior to such mergers, the subsidiaries distributed their remaining cash to the Trust. The Trust received $444,333 on June 27, 2017. The last subsidiary, WaMu 1031 Exchange, which no longer had any assets, was dissolved on December 8, 2017. In total, from the Effective Date through the dissolution of the subsidiaries, the Trust received distributions totaling $3.87 million from the subsidiaries.

Note 13. Subsequent Events

On February 2, 2018, the Bankruptcy Court found that the Trust, on behalf of the WMI Group, was liable for an outstanding fee dispute with a former service provider in the amount of $5 million, plus reimbursed expenses and interest. The Trust filed a motion for reconsideration due to what it believes to be a calculation error, in the amount of $153,000. The motion was accepted and the amount the Bankruptcy Court has set is approximately $4,847,000 plus expenses and interest as the amount for which the Trust is deemed responsible. On Thursday, March 22, 2018, the Trust (with the support of JPMC) filed a notice of appeal with the Delaware District Court. The Tax Refund Escrow (of which the Trust owns 20%) has sufficient reserves to pay the judgment; no adjustment to the Tax Refund Escrow or the balance sheet of the Trust is required. See Note 4.