Form 10-K
period 2018-12-31
WMI Liquidating Trust
filed 2019-03-29
CIK 1545078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: Not applicable. Interests in the WMI Liquidating Trust are not transferable or assignable except by will, intestate succession or operation of law.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

WMI LIQUIDATING TRUST

2018 FORM 10-K

INTRODUCTORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to WMI Liquidating Trust; the use of “WMI” refers to Washington Mutual, Inc.; and the use of “Reorganized WMI” refers to Mr. Cooper Group, Inc., formerly known as WMIH Corp..

The Trust is following the modified reporting methodology under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that is described in the REMEC Liquidating Trust no-action letter, issued by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) on March 28, 2011 (the “REMEC No-Action Letter”). In accordance with the approach outlined in the REMEC No-Action Letter and the accompanying request, during the life of the Trust, the Trust will not file Quarterly Reports on Form 10-Q with the SEC, but will timely file (i) Annual Reports on Form 10-K containing unaudited financial statements, and (ii) Current Reports on Form 8-K to report material events as they occur, including but not limited to the filing of post-confirmation Quarterly Summary Reports (“QSRs”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Trust, created on March 6, 2012, when WMI and WMI’s wholly-owned subsidiary, WMI Investment Corp. (“Investment” and collectively with WMI, the “Debtors”), entered into a liquidating trust agreement (as amended, the “Trust Agreement”) with William C. Kosturos, as the liquidating trustee (the “Liquidating Trustee”), and Delaware Trust Company (formerly known as CSC Trust Company of Delaware) as the Delaware resident trustee (the “Resident Trustee”), has a calendar fiscal year. The Trust did not own or otherwise hold title to any assets or otherwise engage in any activity until March 19, 2012, the effective date of the Debtors’ chapter 11 plan (the “Effective Date”) as described below in Item 1 of Part 1 of this Form 10-K.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future payments to holders of beneficial interests in the Trust and are subject to risks and uncertainties that are difficult to predict. Our actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein, and throughout this Annual Report on Form 10-K for 2018. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include, but are not limited to, the following:

•	the Trust’s ability to obtain the approval of the Bankruptcy Court with respect to motions in the chapter 11 case of the Debtors prosecuted by the Trust from time to time;

•	the Trust’s ability to resolve disputed claims and liabilities;

•	risks associated with any lawsuits and other claims that might be brought against the Debtors or by or against the Trust in the future during the remaining term of the Trust;

•	the variability in the actual value to be realized from monetizing many of the Trust’s assets, including the resolution of tax litigation and refunds;

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

Overview of Chapter 11 Bankruptcy of the Debtors and Liquidating Trust Agreement

On September 26, 2008 (the “Petition Date”), the Debtors filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court (Case No.08-12229 (MFW)) after the Director of the Office of Thrift Supervision appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for Washington Mutual Bank (“WMB”), a subsidiary of WMI, and advised WMI that the receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC sold substantially all the assets of WMB, including the stock of WMB fsb, to JPMorgan Chase Bank, National Association (“JPMC”), pursuant to that certain Purchase and Assumption Agreement, Whole Bank, dated September 25, 2008 (as amended, modified or supplemented, the “Purchase and Assumption Agreement”).

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

The Trust is a successor-in-interest to the Debtors for certain limited purposes and, as such, is responsible for future reporting to the Bankruptcy Court with respect to the Debtors’ chapter 11 cases. Such reporting obligations include the filing of QSRs with the Bankruptcy Court, which reports are prepared by the Trust for the purpose of complying with the quarterly operating guidelines as described in the Chapter 11 Trustee Handbook, United States Department of Justice, May 2004, in accordance with 28 U.S.C. §1746(2). The QSRs are also filed by the Trust with the SEC under cover of Form 8-K. In addition to the foregoing, from and after the Effective Date, the Trust has reported other material events on a timely basis as they occurred pursuant to Form 8-Ks filed with the SEC.

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

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust was not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three (3) years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

LTIs are not transferable except by will, intestate succession or operation of law.

Period from Effective Date through December 31, 2018 and Recent Developments

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

Distributions

The proceeds in excess of expenses and liabilities that are obtained during the life of the Trust will be distributed to LTI holders in accordance with the distribution procedures and priorities set forth in the Plan and Annex C of the Trust Agreement. These distribution procedures include a reserve mechanism (the “Disputed Claims Reserve” or “DCR”) to allow for the resolution of claims that are disputed, in whole or in part, as of the Effective Date (or as amended and reinstated after the Effective Date by order of the Bankruptcy Court) and the issuance of LTIs in respect thereof if and when such claims are allowed.

Subject to certain limited exceptions as set forth in the Trust Agreement, the Liquidating Trustee is required to distribute to LTI holders on account of their LTIs, on each Distribution Date (as defined below), all cash then on hand, except (i) an amount of the Liquidating Trust Assets set aside to fund the Trust’s activities (the “Funding”), which amount was $60 million as of the Effective Date, and, out of which, $20 million as of the Effective Date (the “Litigation Funding”) was allocated to, and set aside in a reserve (the “Litigation Reserve”), the Litigation Subcommittee (the “Litigation Subcommittee”), a subcommittee of the TAB, to be used for the prosecution of Recovery Claims (as defined below), (ii) such other amounts as are retained on account of any remaining disputed claims in the Disputed Claims Reserve, and (iii) after taking into account the Funding, such additional amounts (A) as are reasonably necessary to meet contingent liabilities and to maintain the value of the Liquidating Trust Assets pending their liquidation during the term of the Trust, (B) as are necessary to pay reasonably incurred or anticipated expenses (including, but not limited to, any taxes imposed on or payable by the Debtors or the Trust or in respect of the Liquidating Trust Assets), or (C) as are necessary to satisfy other liabilities incurred or anticipated by the Trust in accordance with the Plan, the Global Settlement Agreement, or the Trust Agreement. Provided the applicable conditions as set forth in the Trust Agreement with respect to the making of a distribution have been satisfied, “Distribution Date” is defined in the Trust Agreement to mean the first day of the second month in each fiscal quarter during the term of the Trust or such other dates that the Liquidating Trustee determines, in consultation with the TAB, are appropriate from time to time provided that there is at least one such date in each fiscal quarter during the term of the Trust. Subject to the exculpation and release provisions of the Plan, the term “Recovery Claims” is defined collectively in the Trust Agreement to mean (x) claims against present and former officers and directors of the Debtors for actions arising during the period prior to the Petition Date, (y) claims against professionals and representatives retained by the Debtors with respect to conduct that occurred prior to the Petition Date, and (z) claims based on conduct that occurred prior to the Petition Date against third-parties for any non-contractual breach of duty to WMI, including, but not limited to, antitrust claims and business tort claims. For a discussion of current legal proceedings, see Part I, Item 3 (a) “Material Legal Proceedings.” 1

The chart below summarizes the distributions made to LTI holders subsequent to the Initial Distribution (in millions):

Distribution Date	Paid to LTI holders	Paid to Disputed Claims Reserve	Total	Notes	Date on which notice of distribution was filed with SEC under cover of Form 8-K
Total – 2012	$ 570.4	$ 49.8	$ 620.2
Total – 2013	$ 44.5	$ 1.1	$ 45.6
Total – 2014	$ 183.8	$ 3.5	$ 187.3
Total – 2015	$ 52.9	$ 0.7	$ 53.6
Total – 2016	$ 0.0	$ 0.0	$ 0.0	No distributions to LTIs in 2016.
February 1, 2017	$ 18.6	$ 0.2	$ 18.8	In addition to the amount paid to LTI holders, LTIs held by creditors that made an election to receive Reorganized WMI stock, as and when stock is distributed, if ever, were reduced by a pro rata share of amounts paid to Reorganized WMI, in September 2015 and September 2016, based on Directors & Officers Litigation Settlement. See discussion of Directors & Officers Litigation.	January 30, 2017
Total – 2017	$ 18.6	$ 0.2	$ 18.8
Total – 2018	$ 0.0	$ 0.0	$ 0.0	No distributions to LTIs in 2018.
Total – Cumulative	$ 870.2	$ 55.3	$ 925.5

On February 25, 2019, the Trust initiated a distribution of $50.0 million to LTI holders. As a result, Tranche 4 LTIs (as defined in the Plan) were paid in full. See discussion of Impact of Subsequent Event on Financial Results in Item 7 of this report.

[1]	See Item 10 below regarding the status of the Litigation Subcommittee.

In addition to the distributions set forth above, the Trust made the following distributions with respect to Allowed Claims which became payable subsequent to the Initial Distribution:

Date Allowed Claim deemed allowed	Distribution Date	Amount (in millions)
Total – 2012		$35.2
Total – 2013		$4.1
Total – 2014		$13.1
Total – 2015		$7.3
Total – 2016		$0.0
Quarter ending March 31, 2017	February 1, 2017	$3.3
Total – 2017		$3.3
Total – 2018		$0.0
Total – Cumulative		$63.0

U.S. Federal Income Tax Treatment

The Trust, as a liquidating trust, is intended to qualify as a “grantor trust” for U.S. federal income tax purposes other than as discussed below with respect to the DCR portion of the Trust. A grantor trust, as a pass-through entity, is generally not treated as a separate taxpaying entity and, as such, it is not anticipated that the Trust will be subject to U.S. federal income taxation other than as discussed below with respect to the DCR portion of the Trust.

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

The Trust will provide a beneficiary tax information letter to LTI holders with tax information for their 2018 tax returns on or about April 1, 2019. LTI holders are urged to consult their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

Pursuant to an order of the Bankruptcy Court dated, January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust was not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

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

Pursuant to the Trust Agreement, the Trust may, but is not required to, from time to time enter into contracts with, consult with and retain additional employees, officers and independent contractors, including attorneys, accountants, appraisers, disbursing agents or other parties deemed by the Liquidating Trustee to have qualifications necessary or desirable to assist in the proper administration of the Trust (collectively, the “Trust Professionals”), on such terms as the Liquidating Trustee deems appropriate.

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

The administration of the Trust is subject to numerous uncertainties and may result in less than anticipated or no remaining assets available for future distribution to Trust Beneficiaries. The precise nature, amount and timing of future distributions, if any, to Trust Beneficiaries will depend on, and could be delayed by, among other things, (i) the Trust’s ability to obtain Bankruptcy Court approval with respect to motions in the Debtors’ chapter 11 cases prosecuted by the Trust from time to time; (ii) the Trust’s ability to resolve disputed claims; (iii) risks associated with any litigation and other claims that might be brought against the Debtors or by or against the Trust in the future during the term of the Trust; and (iv) risks associated with the illiquid nature of the LTIs issued by the Trust, which are non-certificated and non-transferable other than by will, intestate succession or operation of law. The estimates provided are based on currently available information, and actual distributions, if any, could be less than the range we have estimated.

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

Pursuant to the Plan, holders of claims in Class 18 (“Subordinated Claims”) will receive distributions before the holders of claims in Classes 19, 21 and 22 (the former holders of equity interests in WMI (“Equity Interests”)). As of December 31, 2018, outstanding allowed Subordinated Claims totaled $38.2 million and $8.4 million of post-petition interest. In addition, during the Debtor’s bankruptcy proceedings, the Bankruptcy Court ordered that certain Class 17B claims (defined in the Plan as WMB Subordinated Notes Claims) be subordinated to the level of Class 18. Such Class 17B claims remain disputed and unliquidated. The allowance of any Subordinated Claims (including WMB Subordinated Notes Claims) would affect the amount, if any, of distributions that would otherwise be available to the holders of Equity Interests. For additional information regarding these matters, see Item 3 of this Form 10-K under “WMB Subordinated Debt Misrepresentation Claims.”

Furthermore, and as discussed in more detail in Item 3 of this Form 10-K under “Mortgage Pass-Through Litigation”, the Bankruptcy Court has indicated that it will allow one Claimant to re-file its proof of claim as either a General Unsecured Claim (as defined in the Plan) or a Subordinated Claim, as determined by the Court, when recoveries become available to holders of Subordinated Claims. On February 25, 2019, the Trust initiated a distribution of approximately $50.0 million to LTI Holders. After giving effect to such distribution, LTIs in Tranche 4 (as defined below or the Plan) were paid in full. As a result, the Trust believes that the aforementioned Claimant is now permitted to re-file its proof of claim. Any such re-filing, and the ultimate resolution of any such claim (including the priority status thereof), may affect the amount, if any, of distributions that would otherwise be available to holders of Subordinated Claims, as well as holders of Equity Interests.

Based on currently projected values for the Trust Assets, the amount of allowed and disputed Subordinated Claims and costs associated with administering the Trust, management currently believes it is unlikely that the Trust will make any cash distributions to holders of Equity Interests.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different from those that have been estimated.

The Trust presents its financial statements in accordance with liquidation basis accounting under U.S. Generally Accepted Accounting Principles (“GAAP”), which requires the reporting entity to report its assets and liabilities based on net realizable values, or the cash the Trust expects to receive for its assets and the estimated settlement amounts for its liabilities. For purposes of the QSRs that the Trust has filed with the Bankruptcy Court and the SEC under cover of Form 8-K on a quarterly basis since the Effective Date, management has used the fair market values assigned to the Trust’s assets for federal tax reporting purposes. Valuation of assets requires management to make difficult estimates and judgments. In the past, management used the services of an independent valuation firm in connection with estimating the value of certain of the Trust’s assets; however, because the Trust’s remaining assets can be more readily valued by reference to market information and the resolution of pending litigation, the Trust no longer uses such independent valuation firm for these purposes. Estimates necessarily require assumptions, and changes in such assumptions over time could materially affect the reported results. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual net cash to be received by the Trust from the actual liquidation of assets and settlement of liabilities will likely be different than reported by the Trust from time to time. Ongoing adjustments and reconciliations will be reflected in future QSRs filed with the Bankruptcy Court and the SEC under cover of Form 8-K and future annual reports filed on Form 10-K.

The amount of cash realized from monetizing the Liquidating Trust Assets could be less than projected.

The amounts recorded on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2018 that forms part of this Form 10-K reflect the estimated net realizable value of the Liquidating Trust Assets. If the net realizable value thereof is less than projected, the Trust will have less cash to distribute to Trust Beneficiaries.

The Trust will continue to incur liabilities and expenses that will reduce the amount available for distribution to Trust Beneficiaries.

The Bankruptcy Court entered an order in December 2017 extending the term of the Trust through March 19, 2021 (unless dissolved earlier or otherwise extended). As a result, liabilities and expenses associated with the operation and administration of the Trust, such as employee compensation, fees paid to members of the TAB, office space expenses, insurance, legal, accounting and consulting fees and other expenses incurred in the liquidation process, will continue to be incurred as the Liquidating Trustee administers the Trust and provides for the distribution of the Liquidating Trust Assets to Trust Beneficiaries. These expenses and liabilities will reduce the amount of Liquidating Trust Assets available for future distribution to Trust Beneficiaries. The Trust has accrued a liability that reflects its estimate of the expenses that will be incurred during the liquidation of the Liquidating Trust Assets. As mentioned elsewhere in this Form 10-K, due to the inherently uncertain nature of estimates and certain underlying assumptions, actual cash spent on such expenses is likely to be different than the liability for expenses recorded by the Trust for the period ended December 31, 2018. The Trust believes such estimates and assumptions are reasonable under the Trust’s currently existing facts and circumstances. Nevertheless, the Trust’s operational facts and circumstances are subject to change and amounts required to operate and administer the Trust could be significantly higher than estimates and assumptions made by the Trust as of December 31, 2018. In particular, because the cash distribution initiated by the Trust in February 2019 resulted in Tranche 4 LTIs being paid in full, the Trust anticipates that its operational and administrative costs may increase due to the potentially larger number of holders of, among others, Subordinated Claims. In addition, if pending disputed claims require litigation, costs could substantially increase.

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

Furthermore, to the extent that the DCR is treated as an LTI holder, the DCR will be responsible for reporting and paying taxes that would otherwise be the responsibility of LTI holders. To the extent that taxes are paid by the DCR, funds available to holders of disputed claims may be less than the amounts originally reserved on their behalf.

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

Cyber Security Risks

In the ordinary course of its business, the Trust does not handle or maintain information or records that require significant cyber security protections. Rather, such information and records are generally maintained by third parties (e.g., the Trust’s claims administrator) on behalf of the Trust. The Trust’s management periodically assesses the controls and cyber security protections implemented by these third parties in order to confirm that such third parties are maintaining adequate protections against hacking and other forms of cyber security breaches. Nevertheless, there can be no assurances that such third parties will be able to insulate themselves against all cyber security threats or that the controls and protections such parties have implemented will be effective at all times.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Trust’s office is located at 800 Fifth Avenue, Suite 4100, Seattle, WA, 98104. The Trust occupies approximately 600 square feet pursuant to a lease with a fixed term through the end of September 2019. After that date, the lease may be extended automatically for successive periods equal to the current term but not less than 3 months until terminated by either party. Either party to the lease can terminate at will with 3 months’ notice.

Item 3. Legal Proceedings.

(a)	Material Pending Legal Proceedings

The material pending legal proceedings to which the Trust is currently a party, or in relation to which any Liquidating Trust Assets are subject, are summarized below.

LIBOR Litigation

The Trust has filed proofs of claim connection with the so-called LIBOR litigations (e.g. -Based Financial Instruments Antitrust Litigation and ISDAFIX Litigation) and may realize a recovery from those proceedings upon resolution thereof; however, there can be no assurances that the Trust will, in fact, realize any such recovery (or recoveries) on account of such litigation, and, if so, the amount thereof. On the basis of the foregoing, at this time, the Trust has not recorded on its financial statements any asset or value attributable to such recovery.

Disputed Claims

As of December 31, for each of the years identified on the chart below, components of the Disputed Claims Reserve were:

(in millions)	2018	2017
Net Assets in Disputed Claims Reserve	$68.1	$67.5
LTI balance in Disputed Claims Reserve	$0.5	$0.4

As discussed herein, on February 1, 2019, the Court entered the Order (as defined below) granting the Trust Motion (as defined below), subject to a stay of the effectiveness of the Order for twenty-one (21) days to allow the claimants to file a notice of appeal to the Court. No such appeal was filed. As a result, on the Order’s effective date of February 25, 2019, the DCR released approximately $68.3 million to become unencumbered Trust Assets. After giving effect to the foregoing, the net asset balance in the DCR was approximately $23,600 and the LTI balance in the DCR was $0.

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions. As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million of post-petition interest. Disputed claims related to Class 18 must be addressed prior to distributing additional LTIs or making further cash distributions. Any additional release of net assets or the cancellation of an LTI balance Disputed Claims Reserve would increase the net asset value per LTI that is available for the holder of Allowed Claims. The following discussion relates to the status of current legal proceedings related to material disputed claims.

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

Following the entry of the Bankruptcy Court Order, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) against the FDIC, FRB and certain employee claimants (the “Individual Defendants”) seeking certain declaratory relief regarding the applicability of the so-called golden parachute regulations and “automatic termination” regulations to the employee related claims (the “Declaratory Judgment Action”). These proceedings were transferred back to the Bankruptcy Court in 2014, following which the FDIC withdrew the reference to the District Court for the District of Delaware. Ultimately, the FDIC and FRB prevailed in the Declaratory Judgment Action, with the Court concluding, among other things, that judicial review of the FDIC’s regulatory actions must be brought under the Administrative Procedures Act (the “APA”).

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

As noted above, on October 15, 2014, the FDIC rendered the Final FDIC Determination denying the First Application. On October 29, 2014, the Trust commenced an action against the FDIC, in its corporate capacity, pursuant to the APA and the Declaratory Judgment Act in the United States District Court for the District of Columbia (the “D.C. District Court”), seeking, inter alia, judicial review of the Final FDIC Determination in which the FDIC declined to exercise its discretion and thereby denied the Trust the required regulatory approval to make payments pursuant to the Trust’s settlements with certain employee claimants (the “APA Action”). On May 29, 2015, the D.C. District Court granted in part and denied in part each of the Trust’s and the FDIC’s motions for summary judgment. As set forth in the subsequent Memorandum Opinion issued on June 9, 2015, the D.C. District Court upheld the Final FDIC Determination, but remanded certain issues to the FDIC for clarification. By letter, dated July 30, 2015, the FDIC clarified its decision regarding, among other things, the absence of supporting certifications in connection with the First Application. On August 12, 2015, the Trust and the FDIC, agreeing that no further action was required in the APA Action, jointly moved the D.C. District Court for entry of a final order and judgment. By Final Order and Judgment entered August 19, 2015, the D.C. District Court entered final judgment and closed the APA Action.

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

Thereafter, the relevant parties continued to litigate various issues before Judge Sleet. Based on the respective decisions of the Delaware District Court and the D.C. District Court, by motion, dated August 30, 2018, (the “Trust Motion”), the Trust asked the Bankruptcy Court to disallow the employee claimants’ claims, authorize the distribution of funds and interest accrued thereon in the DCR, and in the event such relief was granted, dismiss certain adversary proceedings against certain of the employee claimants. The employee claimants opposed such motion and cross-moved to seek an order of the Bankruptcy Court finding that the Trust is not a covered company under applicable federal banking regulation and to disregard the order and decisions of the Delaware District Court and the D.C. District Court. At a hearing on October 16, 2018, following oral arguments, the Bankruptcy Court granted the Trust Motion, finding that the decisions of the Delaware District Court and the D.C. District Court are binding on the Trust and all parties and that the Trust is prohibited from making payments on the account of the subject claims. Subsequent thereto, the Bankruptcy Court requested additional briefing concerning, among other matters, the scope of the First Application and the Second Application and the propriety of awarding attorney’s fees with respect to any portion of the Employee Claims. Thereafter, the Bankruptcy Court rendered an opinion and on February 1, 2019, disallowing the Employee Claims in their entirety.

Based on the Court’s ruling, the previously entered scheduling orders for the employee claims litigation have been rendered moot.

As of December 31, 2018, the DCR held $66.6 million in reserve on account of Employee Claims, plus $1.5 million in reserve for employer taxes had the claims been allowed, with the aggregate remaining amount of those claims totaling $61.5 million after the application of the Section 502(b)(7) cap. As a result of the Employee Claims order, dated February 1, 2019, the DCR released approximately $68.3 million to be unencumbered Trust Assets. Subsequently, the Trust made a distribution of $50.0 million to LTI holders. See discussion of Impact of Subsequent Event on Financial Results in Item 7 of this report.

Avoidance Actions

Additionally, the Trust is the plaintiff in 14 filed adversary proceedings against a total of 22 former employees. These actions sought to avoid payments made and/or obligations incurred to those defendants, on the grounds that the payments and/or the obligations may be avoided and/or reduced in amount as fraudulent conveyances and/or preferences under the Bankruptcy Code and applicable state laws. Most of the defendants were also remaining claimants against the Trust in the Employee Claims Litigation described above. As detailed in the Employee Claims discussion, the Order granting the Trust Motion also dismissed the Avoidance Actions and related filings.

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

Pursuant to that certain Stipulation Resolving Debtors’ Amended Thirty-Second Omnibus (Substantive) Objection With Respect to Claim Nos. 3812 and 2689, dated November 23, 2010, by and among the Debtors, MARTA/ATU Local 732 Employees Retirement Plan, individually, and Chicago PABF and Doral Bank, as lead plaintiffs on behalf of the putative class in the Boilermakers Consolidated Action (the “Stipulation”), the parties thereto agreed that certain claims filed by and on behalf of the plaintiffs would be withdrawn, without prejudice to the re-filing of such claims in the event that a plan was filed that would provide recovery to holders of Allowed Subordinated Claims (as defined in the Plan). Certain of the plaintiffs argued that they were permitted to re-file their claims because the Plan provides for a conditional distribution to holders of Allowed Subordinated Claims. In the plaintiffs’ objection to the Disclosure Statement, filed January 4, 2012, the plaintiffs asserted that they are entitled to re-file their claims as General Unsecured Claims rather than as Subordinated Claims. On January 10, 2012, Chicago PABF, Doral Bank, and Boilermakers asserted a new proof of claim, asserted in the amount of “at least $273 million,” on behalf of the class in the Boilermakers Consolidated Action. The Trust disputed the new proof of claim and was required to reserve $435.0 million with respect to the estimated claim until resolved. On May 16, 2012, the Bankruptcy Court, citing the Stipulation, found that the plaintiffs’ new proofs of claim had been filed prematurely, and stated that the claimants would be allowed to re-file their proof of claim only if and when recoveries are available to Subordinated Claim holders (Class 18). Additionally, the Bankruptcy Court denied the plaintiffs’ motion to classify such claim as a general unsecured claim, reserving such determination pending the filing of a proof of claim, and allowed the Trust to release $406.0 million of the $435.0 million which was reserved in connection therewith. On February 25, 2019, the Trust initiated a distribution of approximately $50.0 million to LTI Holders. After giving effect to such distribution, LTIs in Tranche 4 were paid in full. As a result, the Trust believes that the aforementioned Claimant is now permitted to re-file its proof of claim. Any such re-filing, and the ultimate resolution of any such claim (including the priority status thereof), may affect the amount, if any, of distributions that would otherwise be available to, among others, holders of Equity Interests.

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

As previously discussed, with the distribution on February 25, 2019, LTI holders in Tranche 4 were paid in full; therefore, recoveries may be available for Class 18 claimants. The status of Misrepresentation Claims will need to be determined (e.g. allowed, disallowed or estimated) prior to making any future distributions. Therefore, the Trust intends to litigate its prior objections to those claims.

(b)	Material Legal Proceedings Terminated during 2018

The material legal proceedings that were terminated during 2018 and in relation to which the Trust was a party, or to which any Liquidating Trust Assets were subject, are summarized below.

Tax Litigation

In years prior to the Petition Date, WMI and its subsidiaries (the “WMI Group”) initiated a suit in the Washington District Court and two suits (subsequently combined into a single action) in the United States Court of Federal Claims (“Court of Claims”) claiming federal tax refunds for deductions for the amortization and abandonment of certain intangible assets by a predecessor corporation in the 1990 through 1995 and the 1998 tax years. In addition to claiming deductions relating to certain intangible assets in the Court of Claims suit for 1995, WMI claimed a refund for taxes paid as a result of an Internal Revenue Service (“IRS”) audit adjustment accelerating the recognition of certain income into the 1995 tax year which was resolved in 2016. As of December 31, 2017, only the Court of Claims actions relating to claiming deductions for the amortization and abandonments of certain intangible assets were unresolved. The Washington District Court action was finalized with the Ninth Circuit, in its opinion dated May 12, 2017, ultimately holding that WMI did have a tax basis in the assets acquired but that it failed in meeting its burden of proof as to determining the proper amount of the refund to which it was entitled.

The remaining Court of Claims action was litigated in a trial that commenced on February 16, 2016. On February 21, 2017, the Court of Claims issued its opinion in which it dismissed the case brought by the WMI Group with prejudice; as such, the WMI Group could not amend the complaint to address any alleged deficiencies. The Court of Claims held that the WMI Group did not meet the burden of proof as to the value of the acquired intangibles and that the Court of Claims was unable to allocate the purchase price among the acquired intangibles. On April 20, 2017, the WMI Group filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”).The hearing before the Court of Appeals was held on May 2, 2018. On June 4, 2018, the Court of Appeals issued its ruling in which it affirmed the decision of the Court of Claims. On July 19, 2018, the Trust filed a petition for rehearing en banc with the United States Court of Appeals for the Federal Circuit. On September 13, 2018, the United States Court of Appeals for the Federal Circuit denied the motion for rehearing. No further action on the Court of Claims action is anticipated and the value of the tax litigation is $0.

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

Trust Beneficiaries

As of December 31, for each of the years identified on the chart below, the number of outstanding LTIs holders by class is as follows:

Class	2018	2017	2016
General Unsecured Claims (Class 12)	312	313	314
PIERS Claims (Class 16)	1,085	1,084	1,084
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	301	301	305
Total	1,698	1,698	1,703

After giving effect to the distribution that was initiated on February 25, 2019, as discussed in Item 7 of this report, LTIs in Tranche 4 have been paid in full. See discussion of Impact of Subsequent Event on Financial Results in Item 7 of this report.

If and when distributions from the Trust become available to Trust Beneficiaries who have not received LTIs to date, additional LTIs will be issued to effectuate future distributions. As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million of post-petition interest. Disputed claims related to Class 18 (Subordinated Claims) must be addressed prior to distributing additional LTIs or making further cash distributions. A Trust Beneficiary who is never issued an LTI will not receive a distribution from the Trust.

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

(in millions)	12/31/2018	12/31/2017
Total Assets	$ 101.8	$ 105.9
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$ 16.1	$ 18.3
Net assets held in reserve for disputed claims	$ 68.1	$ 67.5
Net assets available to Liquidating Trust Interests	$ 16.4	$ 18.9

(in millions)	For year ended 12/31/2018	For year ended 12/31/2017	For year ended 12/31/2016
Income	$ 2.8	$ 1.8	$ 1.1
Expenses	$ 5.8	$ 7.0	$ 6.8
Distributions to holders of Allowed Claims and LTIs	$ 0.0	$ 21.9	$ 0.0

LTI Information as of December 31, 2018 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 1.0	$ 0.32
PIERS Claims (Class 16)	$ 39.5	$ 0.32
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.3	$ 0.32
TOTAL	$ 50.8

LTI Information as of December 31, 2017 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)	Est. net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 1.0	$ 0.38
PIERS Claims (Class 16)	$ 38.8	$ 0.38
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.0	$ 0.38
TOTAL	$ 49.8

After giving effect for the distribution that was initiated on February 25, 2019, as discussed in Item 7 of this report, selected financial data as of February 28, 2019, were reported as follows:

(in millions)	2/28/19
Total Assets	$50.8
Estimated costs to be incurred during liquidation (not including expenses to pursue litigation)	$14.3
Net assets held in reserve for disputed claims	$0.0
Net assets available to Liquidating Trust Interests	$34.9

LTI Information as of February 28, 2019 (including LTIs for disputed claims)	Outstanding LTI Balance (in millions)
General Unsecured Claims (Class 12)	$ 0.0
PIERS Claims (Class 16)	$ 0.0
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 0.0
TOTAL	$ 0.0

As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million of post-petition interest. Disputed Claims related to Class 18 (Subordinated Claims) must be addressed prior to issuing additional LTIs or making further cash distributions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets on a liquidation basis under GAAP.

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

In addition, the Liquidating Trustee administers the Disputed Claims Reserve. Holders of claims that have not been allowed did not receive cash or LTIs as part of the Initial Distribution, and such assets were transferred to the DCR pending resolution of the claims. Since the Effective Date, the DCR balances have changed due to the disallowance and allowance of disputed claims as well as payment on behalf of LTIs held by the DCR. In addition, the DCR balance may increase in the future dependent upon the treatment of disputed claims related to Class 18 (Subordinated Claims).

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Codification (“ASC”) Topic 205-30 (“ASC 205-30”), assets are reported at the estimated amounts the Trust expects to receive when it settles or disposes of such assets and liabilities, including the estimated costs to be incurred during liquidation, are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which, in the past, were based on estimates made by an independent valuation firm for select assets; however, in 2018, because the Trust’s remaining assets can be more readily valued by reference to market information and the resolution of litigation, the Trust no longer uses such independent valuation firm for these purposes. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflects the applicable liquidation values for such assets.

The precise nature, amount and timing of any future distribution to the holders of LTIs will depend on, and could be delayed by, among other things, claim settlements with holders of disputed claims, actual net cash paid for unliquidated subordinated claims, if any, and unexpected or greater than expected expenses incurred to administer the Trust. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until the dissolution of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to the holders of Liquidating Trust Interests.

The financial data reflected in the financial statements and notes appearing elsewhere in this Form 10-K were not audited or reviewed by an independent registered public accounting firm and are subject to future adjustment and reconciliation.

Critical Accounting Policies and Estimates

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

Principles of Consolidation

The Trust had no subsidiaries at December 31, 2018.

From the Effective Date through December 2017, the Trust had five (5) dormant subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. The accompanying consolidated financial statements include the accounts of the Trust and operations of all its former subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. The last subsidiary, WaMu 1031 Exchange, which no longer held any assets, was dissolved on December 8, 2017.

Global Settlement Agreement Receivable / Other Taxes Receivable

The $5.3 million receivable that is reflected in the Trust’s Consolidated Statement of Net Assets in Liquidation as of December 31, 2018 represents the Trust’s estimate of remaining items in other taxes receivable. As discussed in Part 1 of this report, the remaining tax litigation was resolved in 2018; the Court of Appeals affirmed the decision of the Court of Claims denying the WMI Group any refund. While the value of the tax litigation is zero, the value of the state tax refunds due and received, the potential for recovery of interest netting claims, and the return of excess funds in the Tax Refund Escrow is sufficient to support the valuation of $5.3 million.

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

The Trust has received all annual distributions as contemplated by the RSA. The final distribution was received on September 26, 2018.

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

Estimated Costs to be Incurred during Liquidation / Cash Held in Reserve for Litigation Costs

When preparing its financial statements, the Trust assessed the estimated costs and expenses associated with the Trust’s activities including, but not limited to:

•	defending disputed general unsecured and subordinated claims; the Trust held $68.1 million of net assets in reserve at December 31, 2018 on behalf of disputed general unsecured claim holders;

•	pursuing the tax refunds from various states, and excess funds in the Tax Refund Escrow, for which the receivable has an estimated value of $5.3 million at December 31, 2018;

•	making future distributions during the life of the Trust on a quarterly basis or more frequently as required;

•	the oversight of the Trust’s activities, including expenses associated with the Liquidating Trustee, the Resident Trustee, the U.S. Trustee, the TAB, and the Trust’s employees and advisers;

•	building and maintaining the infrastructure that is required by the Trust for future distributions and the preparation and distribution of tax information; and

•	accounting, financial and regulatory reporting, including the preparation of the reports that the Trust files with the SEC and the Bankruptcy Court, and internal reporting to the TAB.

Annually, the Trust prepares a budget for the remaining life of the Trust based on an assessment of the Trust’s activities. The Trust recorded a liability of $16.1 million at December 31, 2018 and $18.3 million at December 31, 2017 for its estimate of the costs to be incurred during liquidation. On December 20, 2017, the Bankruptcy Court granted the Trust’s motion to extend the Trust’s term to March 19, 2021 (unless dissolved earlier or otherwise extended) and expected costs to operate during the term, as extended, are included in the recorded liability as of December 31, 2018. The Trust currently estimates aggregate costs from the Effective Date through the end of the Trust, on or before March 19, 2021, to be $110.6 million.

The Trust does not have predictable revenue-generating operations. Therefore, in an effort to ensure that the Trust has adequate funds on hand to support the possible increase in operational costs associated with, among other things, litigating Employee Claims to final resolution, as of December 31, 2018, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this additional hold-back, total funds available for operating purposes were $26.2 million.

At the Effective Date, the Trust established a reserve of $20 million to pursue Recovery Claims. The Trust did not record a liability for future expenses related to such litigation, as this is not a cost incurred as a part of the liquidation. Cumulative-to-date through December 31, 2018, $5.9 million was incurred and paid to professionals representing the Trust in connection with litigations and claims. No further costs or expenses for litigating affirmative claims are anticipated during the remainder of the Trust’s expected life and no funds remain in the Litigation Reserve. Based on the foregoing, the Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise as determined by the TAB.

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

The Trust has made no assessment as to the likelihood whether the disputed claims will be allowed or disallowed. The net assets held in reserve for disputed claims will be distributed to the holders of disputed claims should such claims become allowed at the amounts for which the Trust has estimated as of December 31, 2018. If the claims become disallowed or allowed for different amounts, net assets will be released and made available to the Trust and, as a result, will increase the net assets available to the holders of Liquidating Trust Interests. See following discussion regarding Impact of Subsequent Event on Financial Results.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

As of December 31, for each of the years identified on the chart below, the Trust’s Net Assets in Liquidation, were as follows:

Net Assets in Liquidation (in millions)	2018	2017
Liquidating Trust	$16.4	$18.9
Disputed Claims Reserve	$68.1	$67.5
Total Net Assets in Liquidation	$84.5	$86.4

Assets

Cash & Equivalents

Cash and equivalents are either held in demand deposit accounts, money-market accounts or invested in U.S. Treasury bills, U.S. Treasury Notes or U.S. Agency Bonds.

Unrestricted Cash

As of December 31, 2018 and 2017, the Trust held $28.0 million and $31.0 million, respectively, in unrestricted cash and cash equivalents. The cash held is principally used to fund the ongoing operations of the Trust during liquidation of the remaining Liquidating Trust Assets.

Restricted Cash

As of December 31, 2018 and 2017, the Trust held $68.1 million and $67.5 million, respectively, of restricted cash and cash equivalents for the benefit of each holder of a disputed claim. See following discussion of Impact of Subsequent Event on Financial Results.

The Trust did not hold any other restricted cash on December 31, 2018 or 2017.

Global Settlement Agreement Receivable / Other Taxes Receivable

Pursuant to the Plan and the Global Settlement Agreement, the Trust and JPMC will share in all future net tax refunds payable on account of consolidated federal income tax returns and on account of consolidated, combined or unitary state returns filed by the WMI Group and its subsidiaries for all tax years prior to 2009 on a 20% / 80% pro rata basis, respectively. On the Effective Date, there were two litigation actions with respect to claimed federal income tax refunds and there were several state tax refunds pending from certain states. As of December 31, 2018, the litigation actions had been resolved and the value of the litigation is $0. The Tax Refund Escrow was established to accumulate net tax refunds in accordance with the terms of the GSA.

The State of Washington owes the Trust approximately $3.4 million of Business & Occupancy (“B&O”) tax refunds from 2004 and 2005. Such taxes were not paid by the WMI Group and, on that basis, such refunds are not subject to the tax refund allocation formula set forth in the GSA. Relatedly, none of the FDIC Receiver, JPMC or Reorganized WMI is entitled to all or any portion of the B&O refund. Taking into account the refunds previously received, various state tax refunds pending, and the potential for recovery of interest netting claims, the balance of $5.3 million represents management’s estimate of the Trust’s share of the net tax refunds remaining, including excess funds in the Tax Refund Escrow.

Amounts held in the Tax Refund Escrow were sufficient to finalize tax litigations and included a reserve for a liability from an outstanding fee dispute with a former service provider. On February 2, 2018, the Bankruptcy Court found that the Trust, on behalf of the WMI Group, was liable for the outstanding fee dispute, plus reimbursed expenses and interest. On August 15, 2018, the Trust entered into a settlement agreement with the former service provider. On September 10, 2018, the Tax Refund Escrow paid $4.3 million to the former service provider and all outstanding actions were resolved.

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

On July 21, 2015, the Trust funded the Reserve with $3.0 million, as anticipated by the RSA. The Trust received all scheduled distributions, as dictated by the RSA. In total, the Trust received $2.2 million and Reorganized WMI received approximately $732,000 from the Reserve.

In addition to the creation of the Reserve, the RSA, among other things, (i) permitted the Trust to assign its rights to the Reserve to any third party, (ii) provided for mutual releases among the parties thereto, and (iii) provided for other actions to be taken by the parties in furtherance of the settlement, including the agreement of the applicable parties to effect the withdrawal of the Appeal and the dismissal of the Washington D&O Litigation. The Appeal was dismissed by an order of the United States District Court for the District of Delaware on June 3, 2015. The Washington D&O Litigation was dismissed by an order of the Superior Court of the State of Washington in and for King County, on July 17, 2015.

As set forth in the Plan, to the extent any electing creditor of the Debtors received common stock of Reorganized WMI pursuant to a Reorganized Common Stock Election (as defined in the Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of common stock of Reorganized WMI) were not issued. As a result, each creditor making such an election conveyed, and Reorganized WMI retained an economic interest in, the Litigation Proceeds (and such proceeds do not constitute part of the Liquidating Trust Assets) equal to, fifty percent (50%) of the Litigation Proceeds such creditor (solely in its capacity as the holder of the Allowed Claim to which the Reorganized Common Stock Election was effective) otherwise would have received. However, each creditor’s LTIs would be reduced by the Litigation Proceeds it would have received had it not been retained by Reorganized WMI. Litigation Proceeds is defined in the Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties. In conjunction with distributions occurring after the Reserve was funded, LTIs of holders who made the election described above were reduced by approximately $732,000, including the distribution made on February 25, 2019, as discussed below in Impact of Subsequent Event on Financial Results.

Investment in Subsidiaries

At December 31, 2018, the Trust had no subsidiaries.

From the Effective Date through December 2017, the Trust had five (5) subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. Upon adoption of the plan of liquidation, in October 2012, the subsidiaries distributed $3.43 million to the Trust. The Trust subsequently distributed such cash to LTI holders. The subsidiaries each maintained a level of cash necessary to pay final invoices received. On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. Prior to such mergers, the subsidiaries distributed their remaining cash to the Trust. The Trust received $444,333 on June 27, 2017. The last subsidiary, WaMu 1031 Exchange, which no longer had any assets, was dissolved on December 8, 2017. In total, from the Effective Date through the dissolution of the subsidiaries, the Trust received distributions totaling $3.87 million from the subsidiaries.

Other Assets

As of December 31, 2018 and 2017, the Trust held approximately $394,000 and $899,000, respectively, of other assets primarily comprised of retainers paid to professionals and other prepaid expenses.

Impact of Subsequent Event on Financial Results

On August 30, 2018, the Trust filed a motion (the “Trust Motion”) in the Court related to proofs of claim filed by certain former employees of WMI and WMB in the Debtor’s chapter 11 cases asserting claims (the “Employee Claims”) for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC. Between June 2009 and September 2012, in connection with the Debtor’s reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to the Employee Claims on the bases that, among other things: (i) no “change in control”, as defined in the respective contracts occurred; and (ii) in some instances, WMI was not a party to the contracts for benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto. In the Trust Motion, the Trust asked the Court to disallow the employees’ claims, authorize the distribution of funds and interest accrued thereon in the DCR and, in the event such relief was granted, dismiss certain adversary proceedings against certain of the employee claimants.

On February 1, 2019, the Court entered an order granting the Trust Motion (the “Order”), subject to a stay of the effectiveness of the Order for twenty-one (21) days to allow the claimants to file a notice of appeal to the Court. On February 15, 2019, the Order became final and on February 22, 2019, the period for the stay expired and the Order became effective. As a result, on February 25, 2019, the

DCR released approximately $68.3 million to be unencumbered Trust assets. Subsequently, the Trust initiated a distribution of approximately $50.0 million to LTI holders. After giving effect to these transactions, the balance in the DCR was approximately $23,600, disputed LTIs were $0 and LTIs in Tranche 4 have been paid in full.

After giving effect to the funds released from the Disputed Claims Reserve following the disallowance of the Disputed Employee Claims and the cash distribution initiated on February 25, 2019, the Trust’s Net Assets in Liquidation on February 28, 2019, were:

Net Assets in Liquidation (in millions)	2/28/2019
Liquidating Trust	$34.9
Disputed Claims Reserve	$0.0
Total Net Assets in Liquidation	$34.9

As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million of post-petition interest. Disputed Claims related to Class 18 (Subordinated Claims) must be addressed prior to issuing additional LTIs or making further cash distributions.

Liabilities

Estimated Costs to be Incurred during Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the expected remaining life of the Trust. As of December 31, 2018, the Trust estimated total operating costs to operate through the end of the Trust, March 19, 2021 (unless dissolved earlier), to be $16.1 million. Based on the estimated total operating costs, management recorded an increase of $3.6 million to the Trust’s Operating Reserve for the year-ended December 31, 2018. Given the inherently uncertain nature of estimates, actual costs related to the liquidation will likely differ from current estimates.

Accrued Liabilities

As of December 31, 2018 and 2017, the Trust had other accrued liabilities of $1.2 million and $1.1 million, respectively which were primarily comprised of accrued professional fees for services rendered.

Net Assets in Liquidation

As of December 31, 2018, the Trust’s net assets in liquidation totaled $84.5 million. Of this total, $68.1 million represents net assets specifically held for the benefit of disputed claims, and $16.4 million represents net assets available to all LTI holders.

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

The net assets available to LTI holders, once liquidated, will be distributed to the LTI holders in accordance with the Plan and the distribution priorities that are summarized in Annex C of the Trust Agreement. As of December 31, 2018 and 2017, LTI holdings, including post-petition interest, are as follows (in millions):

December 31, 2018 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$ 0.5	$ 0.5	$ 1.0
PIERS (Class 16)	$ 39.5	$ 0.0	$ 39.5
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.3	$ 0.0	$ 10.3
LTI balances	$ 50.3	$ 0.5	$ 50.8

December 31, 2017 Claims	Undisputed	Disputed	Total Outstanding
General Unsecured Claims (Class 12)	$ 0.6	$ 0.4	$ 1.0
PIERS (Class 16)	$ 38.8	$ 0.0	$ 38.8
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 10.0	$ 0.0	$ 10.0
LTI balances	$ 49.4	$ 0.4	$ 49.8

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

Remaining Aggregate Distribution (as of December 31, 2018)	Distribution Description	LTI Distribution Recipient
Up to $50,803,824	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Remaining post-Petition Interest Claims – Senior Floating	20.2%

		General Unsecured Claims	2.0%

		PIERS CUSIPs	77.8%

Remaining Aggregate Distribution (as of December 31, 2017)	Distribution Description	LTI Distribution Recipient
Up to $49,835,823	Tranche 4b – Until LTI holders of remaining post-Petition Interest Claim, PIERS and General Unsecured Claims are paid in full.	Remaining post-Petition Interest Claims – Senior Floating	20.2%

		General Unsecured Claims	2.0%

		PIERS CUSIPs	77.8%

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

Assuming that all disputed claims were to become “Allowed Claims”, $68.1 million of estimated net assets would have been available to LTI holders on December 31, 2018 and $67.5 million of estimated net assets would have been available to LTI holders on December 31, 2017. The table below sets forth the amounts by which estimated net assets would have been allocated across various class claimants per each outstanding LTI dollar held by such claimants (as a class):

Claim	2018 – Estimated net asset value per outstanding LTI dollar	2017 – Estimated net asset value per outstanding LTI dollar
General Unsecured Claims (Class 12)	$ 0.32	$ 0.38
PIERS Claims (Class 16)	$ 0.32	$ 0.38
Senior Notes – Remaining Post-Petition Interest Claim (Class 2)	$ 0.32	$ 0.38

The values presented immediately above will be different than the values that are reported to holders of LTIs for tax reporting purposes (refer to “U.S. Federal Income Tax Treatment” under Item 1 of Part I of this Form 10-K for further information). See prior discussion of Impact of Subsequent Event on Financial Results.

The estimated value of net assets per outstanding LTI dollar, as of December 31, 2018 and 2017, does not necessarily reflect the actual amount of distributions that an LTI holder will receive. The actual cash distribution will depend on many variables, including but not limited to:

•	continued Post-Petition Date interest and the contractual subordination arrangements between classes pursuant to the Plan;

•	the collection of Litigation Proceeds, if any, as defined in the Plan;

•	the variability in the assumptions used in estimating the value of assets and liabilities; and

•	the actual amount spent on operating expenses and pursuing Recovery Claims.

After giving effect to the distribution that was initiated on February 25, 2019, and as discussed prior in Impact of Subsequent Event on Financial Results, LTIs in Tranche 4 were paid in full. As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million in post-petition interest. Disputed Claims related to Class 18 (Subordinated Claims) must be addressed prior to issuing additional LTIs or making further cash distributions.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to statement of changes in net assets in liquidation.

Changes in Net Assets in Liquidation

The Trust’s net assets decreased by $1.9 million during 2018. The decrease was due to operating costs of $5.8 million incurred for the operation of the Trust (offset by the net change in the Operating Reserve of $2.2 million), and investment and other income of approximately $1.7 million. The net change of $2.2 million in the Operating Reserve represents $5.8 million of expenses offset by an addition to the Operating Reserve of $3.6 million.

The Trust’s net assets decreased by $33.1 million during 2017. The decrease was primarily a result of the distribution of $18.6 million to LTI holders and a distribution of $3.3 million to Allowed Claimants in February 2017, a market value change of $7.0 million for the Global Settlement Agreement Receivable, and investment and other income of $1.5 million, offset by a net change in the Operating Reserve of $1.4 million. The net change of $1.4 million in the Operating Reserve represents $7.0 million of expenses offset by an addition to the Operating Reserve of $5.6 million.

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

Liquidity

As noted above, the liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. Based on the status of the Trust’s activities as of December 31, 2018, the Trust estimated total expenses during the remaining life of the Trust to be $16.1 million. The Trust does not have predictable revenue-generating operations. Therefore, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this holdback, total funds available for operating purposes were $26.2 million.

The Trust’s unrestricted cash balance as of December 31, 2018 was $28.0 million, which balance exceeds the Trust’s current liabilities as of December 31, 2018, including the estimated expenses to be incurred during the remaining term of the Trust, up to March 19, 2021.

Capital Resources

The Trust did not have any commitments for capital expenditures at December 31, 2018 or 2017. The Trust does not expect to require any material capital resources going forward.

Off-Balance Sheet Arrangements

Pursuant to the Plan, the Disputed Equity Escrow was established to hold shares of Reorganized WMI for distribution based on the resolution by the Bankruptcy Court of disputed equity interests. A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and the Liquidating Trustee is the escrow agent. As of December 31, 2017, there were approximately 1.5 million shares in the Disputed Equity Escrow and no cash. On October 10, 2018, the Trust was advised that Reorganized WMI would execute a 1-for-12 stock split that was approved by shareholders at a special meeting held on October 9, 2018. Prior to the stock split, the Disputed Equity Escrow held approximately 1.5 million shares; after the stock split was executed, on October 11, 2018, the Disputed Equity Escrow held 128,857 shares of Reorganized WMI and a de minimis amount of cash. At December 31, 2018, the Disputed Equity Escrow held 128,857 shares and a de minimis amount of cash.

The shares are not assets of the Trust and are not available for distribution to Trust Beneficiaries. Therefore, the Disputed Equity Escrow is not recorded as an asset of the Trust for financial accounting purposes and is not part of the Trust for U.S. federal income tax purposes. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Costs since the Effective Date total $7,500.

Contractual Obligations and Commitments as of December 31, 2018

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$78,855	$78,855	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
TOTAL	$78,855	$78,855	$0	$0	$0

Our contractual obligations and commitments as of December 31, 2018 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and the lease with respect to our premises at 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104 as discussed in Item 2.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted by the Trustee and the CFO of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee and the CFO concluded that the Trust’s disclosure controls and procedures as of December 31, 2018, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.

The Trustee and the CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee and the CFO, the Trustee and the CFO concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Trust Advisory Board

The Trust Agreement provides for the establishment of the TAB. Pursuant to the Trust Agreement, each member of the TAB has a fiduciary duty to act in the best interests of the Trust Beneficiaries as a whole. The members of the TAB were selected in accordance with procedures set forth in the Trust Agreement. The TAB is currently comprised of seven (7) members, as follows: (A) three (3) members that were selected by the official committee of unsecured creditors appointed in the Debtors’ chapter 11 cases pursuant to section 1102(a) of the Bankruptcy Code (the “Creditors’ Committee”), with one (1) such member to be an employee of, or other individual designated by, Wells Fargo Bank N.A. (“WF” or “Wells Fargo” and, such member the “WF Member”), (B) three (3) members that were selected by the official committee of equity security holders appointed in the chapter 11 cases (the “Equity Committee”), with one (1) such member named by the TPS Funds, a former creditor of the Debtors who had a claim against the Debtors that was satisfied on the Effective Date, and (C) one (1) member that was selected by the Creditors’ Committee and approved by the Equity Committee. The TAB elected not to fill a vacancy following the resignation of a member who was appointed by the Creditors’ Committee.

Except as noted below, the current members of the TAB commenced service on the Effective Date and are as follows:

Matthew Cantor, age 54, was selected by the Creditors’ Committee and approved by the Equity Committee. Mr. Cantor is an accomplished financial professional and attorney with over 20 years of experience in corporate restructurings. Mr. Cantor is currently the Executive Vice President of Legal Affairs and Chief General Counsel of Lehman Brothers Holdings Inc. (LBHI). Mr. Cantor was a founding Principal of Normandy Hill Capital L.P., a distressed and event driven credit fund with over $500 million under management. Prior to joining Normandy Hill Capital, Mr. Cantor developed the New York office of the nationally renowned restructuring practice of the law firm Kirkland & Ellis. Mr. Cantor currently serves on the boards of directors of Redding Ridge Asset Management LLC, Coventry First LLC, Medical Card System, Inc. and Millenium Health Trust Advisory Board. Mr. Cantor was previously a director at Physio Therapy Holding, Inc., White Forest Resources and Hovensa LLC. Mr. Cantor is a graduate of New York University School of Law (J.D. 1989) and the State University of New York at Binghamton (B.A. 1986).

Arnold Kastenbaum, age 65, was selected by the Creditors’ Committee. Mr. Kastenbaum has been president of Chodan Advisors, Inc. since its formation in 1999. Mr. Kastenbaum has served as financial adviser to a variety of both debtors and creditors in bankruptcy proceedings, provided expert witness testimony regarding enterprise valuations in numerous cases, and provided other business valuation services. Prior to his involvement with Chodan Advisors, Mr. Kastenbaum was a director at UBS Securities and the director of research at MJ Whitman, Inc. Mr. Kastenbaum has served on the boards of directors of several public companies. He has an M.B.A. in accounting from New York University, 1975.

Marc S. Kirschner, age 76, was selected by the Creditors’ Committee. Mr. Kirschner is a consultant specializing in corporate restructuring matters. He is currently a Senior Managing Director of Goldin Associates, a financial advisory firm in New York City. He is also currently the Trustee for Tribune Litigation Trust and Millennium Health Litigation Trusts. He is also Plan Administrator for Refco Capital Markets (“RCM”), the unregulated securities broker, and largest unit, of the Refco companies. From April 10, 2006 through December 26, 2006, he was the chapter 11 Trustee for RCM. From January 27, 2001 through January 17, 2006, he was Managing Director and General Counsel of Resurgence Asset Management, LLC, investing in distressed securities with a view to gaining effective control over, or exerting significant influence in, the reorganization process. As an attorney in the private practice of law before joining Resurgence, Mr. Kirschner specialized in the bankruptcy and reorganization fields for over thirty years, with a heavy emphasis on complex bankruptcy litigation, including fraudulent conveyance, substantive consolidation, and valuation matters. From 1987 through January 25, 2001, he led the Bankruptcy and Restructuring Practice and from January 1, 1997, the Business Practice Group, in the New York Office of the global law firm, Jones Day Reavis & Pogue, now called Jones Day.

Thomas Korsman, age 63, is the WF Member. Mr. Korsman is a Vice President of Wells Fargo, a position he has held since joining the bank in 2002. He served as the WF representative on the unsecured creditors’ committee during WMI’s chapter 11 case. Mr. Korsman has over 30 years of corporate trust, management and law experience. He holds a B.A. in economics, a Juris Doctorate from Mitchell Hamline School of Law, and an M.B.A. from the Carlson School of Management at the University of Minnesota.

Joe McInnis, age 43, was appointed by the TPS Funds. Mr. McInnis is the President of Aloi Investment Corp. Mr. McInnis was previously a Managing Director at Greywolf Capital Management L.P. from 2004 through January 2015.

The Honorable Douglas Southard (ret.), age 70, was selected by the Equity Committee. Judge Southard is a retired Superior Court Judge for Santa Clara County, California where he presided over in excess of 200 jury trials between 1988 and 2011. Prior to joining the bench, Judge Southard served as a Deputy District Attorney for Santa Clara County, California, where he specialized in the investigation and prosecution of computer crimes, trade secret thefts and other crimes against Silicon Valley businesses. During his time as a prosecutor, Judge Southard was involved in over 100 jury trials. Judge Southard holds a B.A. (Philosophy) from Stanford University, 1970 and received a Juris Doctorate from the University of California (Hastings College of the Law) in 1975.

Michael Willingham, age 48, was selected by the Equity Committee. Mr. Willingham is the principal and founder of Willingham Services. Until July 31, 2018, Mr. Willingham was a director of- the Board of Directors of Reorganized WMI, was the Chairman of Reorganized WMI’s Audit Committee and was on the Board of Directors of WMMRC. For the last seventeen (17) years, Mr. Willingham has provided consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products.

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

Litigation Subcommittee

The Trust Agreement also provided for the establishment of the Litigation Subcommittee, which committee was responsible for overseeing the defense and prosecution of certain claims and whose members are a subset of the TAB. Based on the resolution of recovery claims, the Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB.

Executive Officers and Significant Employees

In addition to the foregoing, the Trust had the following executive officers and significant employees as of March 29, 2019:

William C. Kosturos	Liquidating Trustee
John Maciel (Trust Professional)	Executive Vice President and Chief Financial Officer
Charles Edward Smith	Executive Vice President, General Counsel and Secretary
Doreen Logan	Executive Vice President, Controller and Treasurer

Pursuant to the Trust Agreement, the Trust is administered by Mr. Kosturos in his capacity as the Liquidating Trustee, subject to the oversight of the Bankruptcy Court as provided for in the Trust Agreement, and the TAB with respect to certain matters as further described above. Mr. Kosturos, age 57, was appointed as the Liquidating Trustee on March 6, 2012. Between October 11, 2008 and the Effective Date, Mr. Kosturos was the Chief Restructuring Officer of WMI, and between October 20, 2008 and the Effective Date, Mr. Kosturos was the President and Chief Executive Officer of WMI Investment Corp. Since June 2002, Mr. Kosturos has been a Managing Director at Alvarez & Marsal North America, LLC (“A&M”), a management consulting firm specializing in advisory and business consulting services for companies in transition. Mr. Kosturos specializes in interim management and advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Mr. Kosturos served as the Chief Restructuring Officer of Movie Gallery from June 2006 to May 2008. Previously, from February 2003 to June 2005, he served as Interim Chief Executive Officer and Chief Restructuring Officer of The Spiegel Group.

Mr. Maciel, age 52, was appointed as the Trust’s Chief Financial Officer on March 27, 2012 pursuant to an engagement letter dated March 29, 2012 (the “Engagement Letter”) between the Trust and A&M. The Engagement Letter has previously been filed with the SEC and is incorporated herein by reference. Between November 13, 2008 and the Effective Date, Mr. Maciel was the Chief Financial Officer, General Auditor and Chief Accounting Officer of WMI. From 2005 to 2013, Mr. Maciel was a Senior Director at A&M; Mr. Maciel became a Managing Director in 2013. Prior to his employment with A&M, Mr. Maciel consulted for a variety of companies, where he managed and supervised projects regarding major reorganization, financial planning and reporting, and Sarbanes Oxley compliance. Mr. Maciel is a Certified Public Accountant (inactive) licensed in the State of California.

Mr. Smith, age 49, became an employee and officer of the Trust on the Effective Date. Prior to the Effective Date and since November 2008, Mr. Smith served as an officer of WMI, and from February 2009 until the Effective Date, as the General Counsel, Executive Vice President and Secretary of WMI. From November 2002 to September 2008, Mr. Smith was employed by WMB, a savings and loan association that was a wholly-owned subsidiary of WMI, serving as First Vice President, Assistant General Counsel and Team Lead-Corporate Finance for part of that time. In September 2008, following the Office of Thrift Supervision’s closure of WMB, the receivership of WMB by the FDIC, and the eventual sale of substantially all of the assets of WMB to JPMC, Mr. Smith became an employee of JPMC from September 2008 to November 2008. From March 2012 through July 31, 2018, Mr. Smith served as an Executive Vice President, Chief Legal Officer and Secretary of Reorganized WMI. From March 19, 2012 through March 12, 2015, Mr. Smith served as the Interim CEO of Reorganized WMI. Since July 31, 2018, Mr. Smith has continued to serve as an Executive Vice President and Assistant Secretary of Reorganized WMI.

Ms. Logan, age 58, has served as an Executive Vice President and the Controller and Treasurer (or Assistant Treasurer) of the Trust since the Effective Date, having previously served as the Controller and Assistant Treasurer of the Debtors during most of the chapter 11 case. From July 1999 through September 2008, Ms. Logan served in a variety of roles at WMB including First Vice President in Treasury from January 2006 through September 2008. From the Effective Date through July 31, 2018, Ms. Logan served as an

Executive Vice President and Interim Controller of Reorganized WMI. Since July 31, 2018, Ms. Logan has continued to serve and an Executive Vice President and Assistant Secretary of Reorganized WMI. Ms. Logan is a Certified Public Accountant licensed in the State of California.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert. Upon emergence, the Trust established a Finance Subcommittee to assist management with the periodic assessment of the Trust’s financial affairs, including monitoring the Trust’s liquidity and budgetary requirements. The Finance Subcommittee continues to operate; however, the members of the subcommittee – Arnold Kastenbaum and Michael Willingham – do not receive any additional compensation for their service thereon.

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

Item 11. Executive Compensation.

Resident Trustee

Delaware Trust Company (formerly known as CSC Trust Company of Delaware), in its capacity as the Delaware resident trustee of the Trust is entitled to reimbursement for its out-of-pocket costs and expenses in connection with the provision of such services. The Resident Trustee was paid $3,000 for 2018, 2017 and 2016, for services rendered to the Trust.

TAB Members

Each member of the TAB is paid an annual fee of $40,000 as base compensation, which amount is paid in 12 equal installments on a monthly basis, in arrears. In 2018, 2017, and 2016, the total base compensation that each member of the TAB was paid was $40,000. In addition, each member of the TAB is entitled to receive additional annual incentive compensation not to exceed $50,000 based on distributions during the annual period ending on March 19 (the “Bonus Period”). Each TAB member who served during the entire Bonus Period received incentive compensation of $8,343, $744, and $2,687, for the Bonus Periods ending March 19, 2019, 2018 and 2017, respectively. TAB members that served for a portion of the Bonus Period received lesser amounts. Total aggregate incentive compensation paid to TAB members was $58,402, $5,209, and $18,812, for the Bonus Periods ending March 19, 2019, 2018 and 2017, respectively.

In addition to the annual base compensation received by each member of the TAB, in 2015 and years prior, each member of the Litigation Subcommittee was paid an additional amount of $10,000 per annum, which amount was paid in 12 equal installments on a monthly basis in arrears. The Litigation Subcommittee of the TAB was suspended on January 1, 2016; the Litigation Subcommittee may be reestablished should the need arise, as determined by the TAB. No further fees for the Litigation Subcommittee will be paid unless and until the subcommittee is reestablished. No compensation for the Litigation Subcommittee was paid since 2015.

Executive Officers and Employees

William C. Kosturos

As compensation for Mr. Kosturos’ services as Liquidating Trustee, the Trust Agreement provides that A&M, on behalf of Mr. Kosturos, is paid a monthly fee of $25,000. For 2018, 2017 and 2016, compensation paid on account of the Liquidating Trustee’s services totaled $300,000 per year.

John Maciel

The Trust pays A&M on an hourly basis in accordance with an engagement letter entered into between the Trust and A&M. The applicable rate is subject to adjustment annually at such time as A&M adjusts its rates generally. The Trust is also required to reimburse A&M for its reasonable out-of-pocket expenses incurred in connection with any services provided pursuant to such engagement letter. Mr. Maciel’s current hourly rate is $885.00. For 2018, 2017, and 2016, the Trust paid A&M $503,542, $789,394, and $359,625, respectively, for Mr. Maciel’s services rendered to the Trust for the applicable period.

Charles Edward Smith

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Mr. Smith dated April 30, 2012. The employment agreement provides for a base salary of $424,360, a target bonus equal to 70% of Mr. Smith’s base salary, and incidental benefits such as healthcare coverage and parking. Mr. Smith’s current base salary is $537,296. In addition, upon termination, Mr. Smith is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Mr. Smith’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2018, 2017, and 2016, Mr. Smith was paid $870,227, $840,799, and $812,366, respectively, for services rendered to the Trust for the applicable period.

Doreen Logan

In connection with emerging from the chapter 11 proceedings, the Trust entered into an employment agreement with Ms. Logan dated April 30, 2012. The employment agreement provides for a base salary of $212,180, a target bonus equal to 100% of Ms. Logan’s base salary, and incidental benefits such as healthcare coverage and a transportation subsidy. Ms. Logan’s current base salary is $268,648. In addition, upon termination, Ms. Logan is entitled to receive a severance payment equal to (a) three (3) months’ base salary, (b) a pro-rated bonus payment and (c) healthcare coverage for six (6) months. Ms. Logan’s employment agreement contemplated an initial term of six-months, subject to automatic renewals for subsequent six-month periods unless earlier terminated in accordance with the terms thereof. For 2018, 2017, and 2016, Ms. Logan was paid $510,349, $493,091, and $476,416, respectively, for services, rendered to the Trust for the applicable period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Transition Services Agreement

On March 23, 2012, Reorganized WMI and the Trust entered into a Transition Services Agreement (as amended, the “TSA”). Pursuant to the TSA, each party agreed to make available to the other certain services and employees. The parties have entered into four amendments to the TSA which amended certain provisions of the original agreement, including increasing the hourly rates at which the Trust is reimbursed for services provided to Reorganized WMI. Pursuant to the TSA, in addition to the per hour charge per employee, Reorganized WMI paid the Trust a monthly overhead charge of approximately $4,600 related to general support services, technology services and the use of supplies and equipment. Amendment 4 to the TSA, dated January 31, 2018, increased the monthly overhead charge to $6,122. Effective January 1, 2019, the overhead charge of $6,122 was discontinued. For services under the TSA, Reorganized WMI paid the Trust $808,606 in 2018, $806,645 in 2017, and $633,051 in 2016. The TSA and its amendments were filed with the SEC.

On July 31, 2018, Reorganized WMI consummated its acquisition of Nationstar Mortgage Holdings Inc. The combined entity is now called Mr. Cooper Group Inc. Following such acquisition, the Trust’s personnel have been providing fewer services for Reorganized WMI and, based on the current needs of Reorganized WMI, the Trust anticipates receiving minimal reimbursements under the TSA going forward.

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

Receipt of the $37.0 million in June 2015 was dependent upon the Trust funding a reserve of $3.0 million, as anticipated by the RSA. The Trust has received all scheduled distributions from the reserve of $500,000 on a timely basis. The last distribution was paid on September 26, 2018. In total, the Trust has received $2.2 million and Reorganized WMI was paid approximately $732,000. In conjunction with distributions occurring after the Reserve was funded, LTIs of holders who made the election described above were reduced by approximately $732,000, including the distribution made on February 25, 2019, as discussed in Item 7, in Impact of Subsequent Event on Financial Results.

Disputed Equity Escrow

On December 31, 2017, approximately 1.5 million shares of reorganized WMI common stock and no cash remained in the Disputed Equity Escrow. There have been no distributions from the Disputed Equity Escrow. On October 10, 2018, the Trust was advised that Reorganized WMI would execute a reverse 1-for-12 stock split that was approved by shareholders at a special meeting held on October 9, 2018. After the stock split was executed the Disputed Equity Escrow holds 128,857 shares of Reorganized WMI and a de minimis amount of cash.

Any cash or other earnings to be distributed in respect of such common stock will be deposited in the Disputed Equity Escrow (see “Off-Balance Sheet Arrangements”, above, in the MD&A).

The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. All expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Such expenses include, but are not limited to, the costs to defend disputed equity claims in the Debtors’ chapter 11 cases and the administration of the escrow account. Cost incurred since the Effective Date total $7,500.

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

Mr. Willingham

In addition to his role as a member of the TAB, Mr. Willingham was a director of Reorganized WMI until July 31, 2018. Mr. Willingham beneficially owned 51,876 shares of common stock of Reorganized WMI on July 31, 2018, after taking into account the 1-for-12 stock split executed in October 2018. Until July 31, 2018, Mr. Willingham also served as Chairman of Reorganized WMI’s Audit Committee, and was on Reorganized WMI’s Compensation Committee and Nominating and Governance Committee and was a member of the Board of Directors of WMMRC.

Mr. Smith

In addition to his role as an employee, Executive Vice President, General Counsel and Secretary of the Trust, Mr. Smith was, among other things, an Executive Vice President, Chief Legal Officer and Secretary of Reorganized WMI until July 31, 2018. Mr. Smith was also a member of the Board of Directors of WMMRC. From the Effective Date until May 2015, Mr. Smith served as Reorganized WMI’s Interim Chief Executive Officer. Furthermore, as noted above, Reorganized WMI and the Trust are parties to the TSA, pursuant to which the Trust has agreed to make available to Reorganized WMI certain services and employees as described therein. Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Mr. Smith’s services as a former executive of Reorganized WMI. On July 31, 2018. Mr. Smith received a special cash bonus of $2.4 million, paid directly to him by Reorganized WMI. As disclosed above, Mr. Smith continues to serve as an Executive Vice President and Assistant Secretary of Reorganized WMI.

Ms. Logan

In addition to her role as an employee, Executive Vice President, Controller and Treasurer of the Trust, Ms. Logan was an Executive Vice President and Interim Controller of Reorganize WMI until July 31, 2018. Pursuant to the TSA, Reorganized WMI has agreed to reimburse the Trust at a fixed rate per hour in exchange for Ms. Logan’s services as a former executive of Reorganized WMI. On July 31, 2018, Ms. Logan received a special cash bonus of $50,000, paid directly to her by Reorganized WMI. As disclosed above, Ms. Logan continues to serve as an Executive Vice President and Assistant Secretary of Reorganized WMI.

(b) Review, approval or ratification of transactions with Related Persons

To avoid any potential conflict, the Trust’s governance procedures required Mr. Willingham to recuse himself from any decision of the TAB that relates to matters that involved Reorganized WMI. In addition, any applicable related party transactions that arise during the life of the Trust will be elevated to the TAB and/or the Board of Directors of Reorganized WMI, as required, for further consideration.

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

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

WMI LIQUIDATING TRUST (Registrant)
Date: March 29, 2019	/s/ William C. Kosturos
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

Date: March 29, 2019	/s/ William C. Kosturos William C. Kosturos Liquidating Trustee (Principal Executive Officer)

Date: March 29, 2019	/s/ John Maciel John Maciel Chief Financial Officer (Principal Accounting Officer)

Date: March 29, 2019	/s/ Arnold Kastenbaum Arnold Kastenbaum Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Marc S. Kirschner Marc S. Kirschner Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Michael Willingham Michael Willingham Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Douglas Southard Hon. Douglas Southard Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Joe McInnis Joe McInnis Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Matthew Cantor Matthew Cantor Member of the Trust Advisory Board

Date: March 29, 2019	/s/ Thomas Korsman Thomas Korsman Member of the Trust Advisory Board

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	As of December 31, 2018	As of December 31, 2017
Assets:
Cash and cash equivalents	$28,002	$31,030

Restricted Cash
Cash held in reserve for disputed claims	68,138	67,490
Global Settlement Agreement/Other Taxes receivable	5,300	5,300
Directors and officers litigation receivable	—	1,135
Other assets	394	899

Total assets	$101,834	$105,854

Liabilities:
Estimated costs to be incurred during liquidation	16,054	18,315
Other accrued liabilities	1,207	1,103
Accrued liabilities related to reserve for disputed claims	2	2

Total liabilities	$17,263	$19,420

Net assets in liquidation:
Net assets held in reserve for disputed claims	68,136	67,488
Net assets available to Liquidating Trust Interests	16,435	18,946

Total net assets	$84,571	$86,434

Total liabilities and net assets	$101,834	$105,854

The accompanying notes are an integral part of this unaudited financial statement.

WMI LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands, unaudited)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net assets, beginning:	$86,434	$119,533	$135,423

Income
Interest / Investment income	1,736	891	346
Litigation proceeds	1,111	377	377
Other income	—	534	383

Total income	$2,847	$1,802	$1,106

Expenses
Professional fees & services	4,099	5,105	4,601
Other operating expenses	1,737	1,885	2,152

Total operating expenses	$5,836	$6,990	$6,753

Changes in Market Value
Directors & Officers litigation receivable	(1,135)	(377)	(377)
Global Settlement Agreement receivable	—	(7,000)	(12,000)

Total changes in market value	$(1,135)	$(7,377)	$(12,377)

Other items
Change in estimated costs to be incurred during liquidation	2,261	1,383	2,134
Distributions to LTI holders	—	(18,617)	—
Distributions to holders of Allowed Claims	—	(3,300)	—

Total changes in Net Assets	$(1,863)	$(33,099)	$(15,890)

Net assets, ending	$84,571	$86,434	$119,533

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

•

WMI’s equity interests in (i) Investment (all the assets of which were contributed to the Trust or were transferred to JPMC pursuant to the Global Settlement Agreement), (ii) WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a wholly-owned subsidiary of Mr. Cooper Group, Inc., formerly known as WMIH Corp. (formerly known as Washington Mutual, Inc. and referred to herein as “Reorganized WMI”), and (iii) Washington Mutual Bank (“WMB”) (substantially all of whose assets were sold to JPMC on September 25, 2008, pursuant to the Purchase and Assumption Agreement, and whose stock was abandoned by WMI shortly before the Effective Date);

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

Pursuant to an order of the Bankruptcy Court, dated January 23, 2015, the Trust’s initial term of three (3) years was extended for up to three (3) additional years. However, administration of the Trust was not complete, with claims remaining to be reconciled and certain assets remaining to be collected. Accordingly, the Trust filed a request with the Internal Revenue Service and on November 21, 2017, the IRS notified the Trust that extension of the Trust’s term will not adversely affect the determination that the Trust is a liquidating trust and ruled that the term of the Trust may be extended up to an additional three (3) years. As a result, the term of the Trust may run through March 19, 2021 (unless dissolved earlier or otherwise extended). Thereupon the Trust filed a corresponding motion with the Bankruptcy Court to extend the term of the Trust to such date. On December 20, 2017, and without objection from any party, the Bankruptcy Court approved the motion to extend the term of the Trust.

LTIs are non-certificated and non-transferable other than by will, intestate succession or operation of law. Unless stated otherwise, any financial information contained in these notes uses approximate dollar amounts due to rounding.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by the Trust for all periods subsequent to the Effective Date, and will continue as the basis of accounting for the Trust until its termination. Under the liquidation basis of accounting, consistent with FASB Accounting Standards Codification (“ASC”) Topic 205-30, assets are reported at the estimated amounts the Trust expects to receive when it settles or disposes of such assets and liabilities, including the estimated costs to be incurred during liquidation, which are stated at their estimated settlement amounts. The Trust is reporting the fair market values used for tax purposes, which, in the past, were based on estimates made by an independent valuation firm for select assets; however, in 2018, because the Trust’s remaining assets can be more more readily valued by reference to market information and the resolution of tax litigation, the Trust no longer uses such independent valuation firm for these purposes. Given the structure of the Trust and the time allowed for an orderly liquidation, the Trust believes the fair market value used for tax purposes fairly reflect the amounts to be received on settlement or disposal of such assets. In some cases, due to the inability to assess the net realizable value of an asset, it was deemed to have a value of $0. When an estimated value can be established, such as a legal settlement, any changes to the market value will be reflected in the Statement of Changes in Net Assets in Liquidation.

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

Cash and Cash Equivalents

As of December 31, 2018 and 2017, the Trust held $28.0 million and $31.0 million, respectively, of unrestricted cash and cash equivalents. The amount is principally used to fund the ongoing expenses of the Trust during the liquidation of the remaining Liquidating Trust Assets. The cash is held in demand deposit accounts, money market accounts or invested in U.S. Government securities.

Restricted Cash

All restricted cash is either held in demand deposit accounts, money market accounts or invested in U.S. Government securities. As of December 31, 2018 and 2017, the Trust held $68.1 million and $67.5 million, respectively, of restricted cash and cash equivalents for the purposes described below:

Cash Held in Reserve for Disputed Claims

From and after the Effective Date, the Trust is required to retain cash and cash equivalents as a reserve mechanism to allow for the resolution of claims that were disputed, in whole or in part, as of the Effective Date or as amended or reinstated after the Effective Date (the “Disputed Claims Reserve” or “DCR”). As of December 31, 2018 and 2017, the Trust held $68.1 million and $67.5 million, respectively, of cash and cash equivalents in the DCR for disputed claims.

Other Restricted Cash

As of December 31, 2018 and 2017, the Trust did not hold any other restricted cash.

See Note 12. Subsequent Events regarding changes to the Cash and Cash Equivalents and Restricted Cash in the Trust and the DCR after December 31, 2018.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have, a material impact on the Trust’s financial statements.

Concentration of Credit Risk – Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk include cash and cash equivalents on deposit that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Concentration of credit risk consists of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of the FDIC limits. As of December 31, 2018 and 2017, the Trust and DCR held cash and cash equivalents in excess of the FDIC insurance limits of $7.5 million and $5.6 million, respectively.

Financial Instruments

The financial instruments in the Trust’s net assets in liquidation as of December 31, 2018 and 2017 consisted mainly of cash and cash equivalents. As the Trust’s financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement values.

Subsidiaries

The Trust had no subsidiaries as of December 31, 2018.

From the Effective Date through December 8, 2017, the Trust had five (5) dormant subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. The last subsidiary, WaMu 1031 Exchange, which no longer held any assets, was dissolved on December 8, 2017. See Note 11. Investment in Subsidiaries for additional details.

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

Since the Effective Date, the Trust has retained in the DCR, for the benefit of each holder of a disputed claim, cash and LTIs, together with any gains or income attributable to any of the foregoing. The amounts retained are calculated as if each of the claims is an Allowed Claim (as defined in the Plan) in an amount equal to the lesser of (i) the liquidated amount set forth in the filed proof of claim relating to such disputed claim, (ii) the amount in which the disputed claim shall be estimated by the Bankruptcy Court pursuant to section 502 of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) and constituting the maximum amount of such claim should it become an Allowed Claim, and (iii) such other amount as may be agreed upon by the holder of such disputed claim and the Liquidating Trustee. Additional amounts have also been retained to pay for potential payroll related taxes and other contingencies as deemed appropriate by the Liquidating Trustee.

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

As of December 31, 2018, the assets held by the DCR included $68.1 million of cash and cash equivalents and a pro rata share of the remaining assets of the Trust. See Note 12. Subsequent Events regarding changes to balances in the DCR after December 31, 2018.

As of December 31, 2017, the assets held by the DCR included $67.5 million of cash and cash equivalents and a pro rata share of the remaining asset of the Trust.

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

Following the entry of the Bankruptcy Court Order, the Trust filed a complaint in the United States District Court for the Western District of Washington (the “Washington District Court”) against the FDIC, FRB and certain employee claimants (the “Individual Defendants”) seeking certain declaratory relief regarding the applicability of the so-called golden parachute regulations and “automatic termination” regulations to the employee related claims (the “Declaratory Judgment Action”). These proceedings were transferred back to the Bankruptcy Court in 2014, following which the FDIC withdrew the reference to the District Court for the District of Delaware. Ultimately, the FDIC and FRB prevailed in the Declaratory Judgment Action, with the Court concluding, among other things, that judicial review of the FDIC’s regulatory actions must be brought under the Administrative Procedures Act (the “APA”).

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

As noted above, on October 15, 2014, the FDIC rendered the Final FDIC Determination denying the First Application. On October 29, 2014, the Trust commenced an action against the FDIC, in its corporate capacity, pursuant to the APA and the Declaratory Judgment Act in the United States District Court for the District of Columbia (the “D.C. District Court”), seeking, inter alia, judicial review of the Final FDIC Determination in which the FDIC declined to exercise its discretion and thereby denied the Trust the required regulatory approval to make payments pursuant to the Trust’s settlements with certain employee claimants (the “APA Action”). On May 29, 2015, the D.C. District Court granted in part and denied in part each of the Trust’s and the FDIC’s motions for summary judgment. As set forth in the subsequent Memorandum Opinion issued on June 9, 2015, the D.C. District Court upheld the Final FDIC Determination, but remanded certain issues to the FDIC for clarification. By letter, dated July 30, 2015, the FDIC clarified its decision regarding, among other things, the absence of supporting certifications in connection with the First Application. On August 12, 2015, the Trust and the FDIC, agreeing that no further action was required in the APA Action, jointly moved the D.C. District Court for entry of a final order and judgment. By Final Order and Judgment entered August 19, 2015, the D.C. District Court entered final judgment and closed the APA Action.

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

Thereafter, the relevant parties continued to litigate various issues before Judge Sleet. Based on the respective decisions of the Delaware District Court and the D.C. District Court, by motion, dated August 30, 2018, (the “Trust Motion”), the Trust asked the Bankruptcy Court to disallow the employee claimants’ claims, authorize the distribution of funds and interest accrued thereon in the DCR, and in the event such relief was granted, dismiss certain adversary proceedings against certain of the employee claimants. The employee claimants opposed such motion and cross-moved to seek an order of the Bankruptcy Court finding that the Trust is not a covered company under applicable federal banking regulation and to disregard the order and decisions of the Delaware District Court and the D.C. District Court. At a hearing on October 16, 2018, following oral arguments, the Bankruptcy Court granted the Trust Motion, finding that the decisions of the Delaware District Court and the D.C. District Court are binding on the Trust and all parties and that the Trust is prohibited from making payments on the account of the subject claims. Subsequent thereto, the Bankruptcy Court requested additional briefing concerning, among other matters, the scope of the First Application and the Second Application and the propriety of awarding attorney’s fees with respect to any portion of the Employee Claims. Thereafter, the Bankruptcy Court rendered an opinion and on February 1, 2019, disallowed the Employee Claims in their entirety.

Based on the Court’s ruling, the previously entered scheduling orders for the employee claims litigation has been rendered moot.

As of December 31, 2018, the DCR held $66.6 million in reserve on account of Employee Claims, with the aggregate remaining amount of those claims totaling $61.5 million after the application of the Section 502(b)(7) cap. In addition, the DCR held $1.5 million as a reserve for employer taxes should the claims be allowed. See Note 12. Subsequent Events for additional details on the cash held in the DCR and the status of the Employee Claims litigation.

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

Note 4. Global Settlement Agreement Receivable / Other Taxes Receivable

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

In prior years, WMI initiated several actions in the United States District Court of Western Washington at Seattle; the actions have been finalized with the court ultimately holding that WMI did not meet the burden of proof in determining the amount of refund to which it was entitled. In addition, WMI litigated a suit in the Court of Claims; the action was resolved with the Court finding that WMI did not meet the burden of proof as to the value of acquired intangibles. The value of these tax litigations is now $0 and no further action is anticipated.

On February 2, 2018, the Bankruptcy Court found that the Trust, on behalf of the WMI Group, was liable for an outstanding fee dispute, plus reimbursed expenses and interest. On August 15, 2018, the Trust entered into a settlement agreement with the former service provider. On September 10, 2018, the Tax Refund Escrow paid $4.3 million to the former service provider and all outstanding actions were resolved.

As of December 31, 2016, the estimated value of the asset was $12.3 million. Taking into consideration the decisions received at that time, the Trust decreased the value of the Global Settlement Receivable by $7 million in June 2017, and recorded the change as an adjustment to the Market Value of the asset. The Trust was denied any refund from the Court of Claims action and the Trust will not receive any amounts from the IRS. The value of the remaining litigation is now $0.

The State of Washington owes the Trust approximately $3.4 million of Business & Occupancy (“B&O”) tax refund from 2004 and 2005. Such taxes were not paid by the WMI Group; therefore, such refunds are not subject to the allocation formula set forth in the GSA. In addition, the Trust is pursuing an interest netting claim with the IRS that may result in additional funds to be paid in to the Tax Refund Escrow account.

As of December 31, 2018 and 2017, the estimated value of the asset is $5.3 million. While the value of the tax litigation is $0, the value of the B&O Tax refund, refunds received by the Tax Refund Escrow from the State of Illinois, the potential for recovery of interest netting claims and the return of excess funds in from the Tax Escrow are sufficient to support the valuation of $5.3 million.

Note 5. Directors & Officers Litigation Receivable

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

The settlement was contingent upon entering into a Reserve Settlement Agreement (the “RSA”) related to the D&O Litigations. The Trust has received all scheduled distributions from the RSA. In total, the Trust has retained $2.2 million and Reorganized WMI has been paid approximately $732,000.

As of December 31, 2018 the balance is $0 and no further activity is anticipated.

As of December 31, 2017, the Trust’s consolidated statement of net assets in liquidation reflects a $1.1 million receivable, which represented the expected value of the Reserve that would be distributed to the Trust over time, with the balance, if any, to be paid to Reorganized WMI under certain conditions.

Creditors who made elections for Reorganized WMI common stock, as discussed above, had their LTI balance and cash distribution reduced by the pro rata share of the amounts paid to Reorganized WMI. In total, from the distributions paid since the Reserve was funded, LTI balances were reduced by the pro rata share of amounts paid to Reorganized WMI, which was approximately $732,000, including the distribution paid on February 25, 2019. See Note 12. Subsequent Events for additional details regarding the distribution on February 25, 2019 and LTIs outstanding after December 31, 2018.

Note 6. Estimated Costs to be Incurred During Liquidation

The liquidation basis of accounting requires the Trust to record a liability upfront for costs expected to be incurred during the liquidation of the Liquidating Trust Assets. On the Effective Date, the Trust estimated these costs to be $40.0 million (which was also the amount of cash the Debtors transferred to the Trust for operating expenses (i.e., the amount of the Funding, less the Litigation Funding)). Annually, the Trust prepares a budget based on its assessment of the Trust’s activities for the remaining life of the Trust. Based on current conditions, management estimates total expenses for the remainder of the Trust through March 19, 2021 to be approximately $16.1 million. Therefore, management recorded an increase of $3.6 million to the Trust’s Operating Reserve for the year ending December 31, 2018. As of December 31, 2018, the Trust estimates total costs from the Effective Date through the end of the Trust to be $110.6 million.

The Trust does not have predictable revenue-generating operations; therefore, in an effort to ensure that the Trust has adequate funds on hand to fund the possible increase in operational costs associated with, among other things litigating employee claims to final resolution, as of December 31, 2018, the Trust withheld $10.1 million from funds otherwise available for distribution. After giving effect to this additional hold-back, total funds available for operational purposes totals approximately $26.2 million.

Note 7. Distributions to Holders of Allowed Claims

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

The Trust did not make any distributions to LTI holders in 2018. See note 12. Subsequent Events for additional details regarding the February 25, 2019 distribution to LTI holders.

Distributions to LTI holders during 2017 totaled $18.6 million. Funds for the distribution made during 2017 were mainly derived from a distribution from the Tax Refund Escrow on December 23, 2016.

The Trust did not make any distributions to LTI holders in 2016.

In addition to payments to reduce LTI balances, the Trust distributed $3.3 million during 2017, to claimants whose claims were deemed allowed during the applicable period. No allowed claims were paid in 2018 or 2016.

Note 8. Disputed Equity Escrow

In addition to the DCR, the Plan provides for an escrow to be established to hold shares of Reorganized WMI for distribution based on the resolution of disputed equity interests by the Bankruptcy Court (the “Disputed Equity Escrow”). A dismissal of disputed equity interests will result in redistribution to common shareholders of Reorganized WMI consistent with the distribution of common shares on the Effective Date. The shares and any cash distributed on behalf of the shares are held in the Disputed Equity Escrow and are not recorded as an asset of the Trust for financial accounting purposes and are not part of the Trust for U.S. federal income tax purposes. The Liquidating Trustee is the escrow agent for the Disputed Equity Escrow. The Disputed Equity Escrow is taxed in a similar manner to the DCR (i.e., it is treated as a “disputed ownership fund” governed by Treasury Regulation section 1.468B-9, and to the extent permitted by applicable law, reports consistently with the foregoing for state and local income tax purposes) and all expenses of the Disputed Equity Escrow (other than taxes) are borne by the Trust. Costs incurred since the Effective Date total $7,500.

On October 10, 2018, the Trust was advised that Reorganized WMI would execute a 1-for-12 stock split that was approved by shareholders at a special meeting held on October 9, 2018. Prior to the stock split, the Disputed Equity Escrow held approximately 1.5 million shares; after the stock split was executed, on October 11, 2018, the Disputed Equity Escrow held 128,857 shares of Reorganized WMI.

As of December 31, 2018 and 2017, taking into account the stock split discussed above, there were 128,857 shares of Reorganized WMI common stock in the Disputed Equity Escrow and a de minimis amount of cash.

Note 9. Indemnification and Guarantees

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

Note 10. Contingencies

Assets

The Trust has filed proofs of claim in the so-called LIBOR litigations (LIBOR-Based Financial Instruments Antitrust Litigation and ISDAFIX Price Fixing Litigation) and may realize a recovery from those proceedings upon resolution thereof; however, there can be no assurances that the Trust will, in fact, realize any such recovery (or recoveries) on account of such litigation and, if so, the amount thereof. On the basis of the foregoing, at this time, the Trust has not recorded on its financial statements any asset or value attributable to such recovery.

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

Note 11. Investment in Subsidiaries

On December 31, 2018, the Trust had no subsidiaries.

From the Effective Date through December 8, 2017, the Trust had five (5) subsidiaries without any active business operations. The subsidiaries adopted a plan of liquidation in October 2012. The assets held by these subsidiaries were comprised solely of cash and cash equivalents. Upon adoption of the plan of liquidation, in October 2012, the subsidiaries distributed $3.43 million to the Trust. The Trust subsequently distributed such cash to LTI holders. The subsidiaries each maintained a level of cash necessary to pay final invoices received. On June 23, 2017, four of the subsidiaries were merged with and into the last remaining subsidiary, WaMu 1031 Exchange. Prior to such mergers, the subsidiaries distributed their remaining cash to the Trust. The Trust received $444,333 on June 27, 2017. The last subsidiary, WaMu 1031 Exchange, which no longer had any assets, was dissolved on December 8, 2017. In total, from the Effective Date through the dissolution of the subsidiaries, the Trust received distributions totaling $3.87 million from the subsidiaries.

Note 12. Subsequent Events

On August 30, 2018, the Trust filed a motion (the “Trust Motion”) in the Court related to proofs of claim filed by certain former employees of WMI and WMB in the Debtor’s chapter 11 cases asserting claims (the “Employee Claims”) for payments pursuant to various employment contracts and employee benefit plans, including, without limitation, claims for “change in control” benefits and other severance benefits as a result of the termination of the employees’ employment following the seizure of WMB’s assets and the sale of substantially all of such assets to JPMC. Between June 2009 and September 2012, in connection with the Debtor’s reconciliation of asserted claims, the Debtors and the Trust filed omnibus objections that objected to the Employee Claims on the bases that, among other things: (i) no “change in control”, as defined in the respective contracts occurred; and (ii) in some instances, WMI was not a party to the contracts for benefit plans giving rise to the claims, and, therefore, WMI has no liability with respect thereto. In the Trust Motion, the Trust asked the Court to disallow the employees’ claims, authorize the distribution of funds and interest accrued thereon in the DCR and, in the event such relief was granted, dismiss certain adversary proceedings against certain of the employee claimants.

On February 1, 2019, the Court entered an order granting the Trust Motion (the “Order”), subject to a stay of the effectiveness of the Order for twenty-one (21) days to allow the claimants to file a notice of appeal to the Court. On February 15, 2019, the Order became final and on February 22, 2019, the period for the stay expired and the Order became effective. As a result, on February 25, 2019, the DCR released approximately $68.3 million to be unencumbered Trust assets. Subsequently, the Trust initiated a distribution of approximately $50.0 million to LTI holders. After giving effect to these transactions, the cash balance in the DCR was approximately $23,600, LTIs in the DCR were $0 and LTIs in Tranche 4 have been paid in full.

After giving effect to the above, Net Assets in Liquidation as of February 28, 2019 was as follows:

Net Assets in Liquidation (in millions)	Feb 28, 2019
Liquidating Trust	$34.9
Disputed Claims Reserve	$0.0
Total Net Assets in Liquidation	$34.9

As of December 31, 2018, Allowed Class 18 (Subordinated Claims) totaled $38.2 million, plus $8.4 million in post-petition interest. Disputed claims related to Class 18 (Subordinated Claims) must be addressed prior to any future LTI or cash distributions.